Form 10-Q
period 2025-06-30
Bleichroeder Acquisition Corp. I
filed 2025-08-08
CIK 2028707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 8, 2025, there were 25,425,000 Class A ordinary shares, par value $0.0001 per share and 8,333,333 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

BLEICHROEDER ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

TABLE OF CONTENTS

Page
Part I. FINANCIAL INFORMATION	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2025 and for the Period from June 24, 2024 (Inception) through June 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2025 and for the Period from June 24, 2024 (Inception) through June 30, 2024 (Unaudited)	3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2025 and for the Period from June 24, 2024 (Inception) through June 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
Part II. OTHER INFORMATION	21
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	22
Item 6. Exhibits	22
Part III. Signatures	23

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2024 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC (as defined below) on March 10, 2025;

●	“Amended and Restated Memorandum” are to our Amended and Restated Memorandum and Articles of Association, as amended and currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering to November 4, 2026 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination; provided that the Combination Period may be extended pursuant to an amendment to the Amended and Restated Memorandum and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Bleichroeder Acquisition Corp. I, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Public Rights (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares at the time of our Business Combination or earlier at the option of the holders thereof, as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below));

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on November 4, 2024;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $750,000 issued to our Sponsor on June 25, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on July 12, 2024, as amended, and declared effective on October 31, 2024 (File No. 333-280777);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to the Nasdaq Global Market;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

ii

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

●	“Private Placement Rights” are to the rights sold as part of the Private Placement Units (as defined below) in our Private Placement;

●	“Private Placement Units” are to the units issued to our Sponsor in the Private Placement, each Private Placement Unit consists of one Class A Ordinary Share and one Private Placement Right to receive one-tenth of one Class A Ordinary Share upon the consummation of the Company’s Business Combination;

●	“Private Placement Units Purchase Agreements” are to the Private Placement Units Purchase Agreements, dated October 31, 2024, which we entered into with the Sponsor;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Management Team to the extent the members of our Management Team purchase Public Shares, provided that each Initial Shareholder’s and member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Rights” are to the rights sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025;

●	“Rights” are to the Public Rights and Private Placement Rights;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“Sponsor” are to Bleichroeder Sponsor 1 LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $250,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated October 31, 2024, which we entered into with Cohen & Company Capital Markets, a division of J.V.B Financial Group, LLC, as representative of the several underwriters for our IPO;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one Public Right;

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BLEICHROEDER ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	June 30,
	2025	December 31,
	(Unaudited)	2024
ASSETS
Current assets
Cash	$1,753,240	$2,107,309
Prepaid expenses	47,916	23,150
Short-term prepaid insurance	181,563	181,563
Total current assets	1,982,719	2,312,022
Long-term prepaid insurance	60,521	151,302
Investments held in Trust Account	257,044,710	251,756,198
TOTAL ASSETS	$259,087,950	$254,219,522
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$146,317	$3,451
Accrued offering costs	75,000	75,000
Cash underwriting fee payable	1,000,000	1,000,000
Total current liabilities	1,221,317	1,078,451
Deferred underwriting fee payable	8,750,000	8,750,000
TOTAL LIABILITIES	9,971,317	9,828,451

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 25,000,000 shares issued and outstanding, at redemption value of approximately $10.28 and $10.07 per share at June 30, 2025 and December 31, 2024, respectively	257,044,710	251,756,198

SHAREHOLDERS’ DEFICIT

Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 425,000 issued and outstanding at June 30, 2025 and December 31, 2024 (excluding 25,000,000 shares subject to possible redemption), respectively	43	43
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 8,333,333 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	833	833
Additional paid-in capital	—	—
Accumulated deficit	(7,928,953)	(7,366,003)
TOTAL SHAREHOLDERS’ DEFICIT	(7,928,077)	(7,365,127)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$259,087,950	$254,219,522

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLEICHROEDER ACQUISITION CORP. I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	For the Period from June 24, 2024 (inception) through June 30, 2024
General and administrative expenses	$357,772	$597,040	$29,980
Loss from operations	(357,772)	(597,040)	(29,980)

OTHER INCOME
Interest earned on bank account	14,405	34,090	—
Interest earned on investments held in Trust Account	2,652,210	5,288,512	—
Total other income	2,666,615	5,322,602	—

NET INCOME (LOSS)	$2,308,843	$4,725,562	$(29,980)

Weighted average shares outstanding of Class A ordinary shares	25,000,000	25,000,000	—
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.07	$0.14	$—
Weighted average shares outstanding of Class B ordinary shares	8,333,333	8,333,333	8,333,333
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.07	$0.14	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLEICHROEDER ACQUISITION CORP. I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	425,000	$43	8,333,333	$833	$—	$(7,366,003)	$(7,365,127)

Accretion for Class A ordinary shares to redemption amount	—	—		—	—	(2,636,302)	(2,636,302)

Net income	—	—	—	—	—	2,416,719	2,416,719

Balance — March 31, 2025	425,000	$43	8,333,333	$833	$—	$(7,585,586)	$(7,584,710)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,652,210)	(2,652,210)

Net income	—	—	—	—	—	2,308,843	2,308,843

Balance — June 30, 2025	425,000	$43	8,333,333	$833	$—	$(7,928,953)	$(7,928,077)

FOR THE PERIOD FROM JUNE 24, 2024 (INCEPTION) THROUGH JUNE 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — June 24, 2024 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares	—	—	9,583,333	958	24,042	—	25,000

Net loss	—	—	—	—	—	(29,980)	(29,980)

Balance — June 30, 2024	—	$—	9,583,333	$958	$24,042	$(29,980)	$(4,980)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLEICHROEDER ACQUISITION CORP. I

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,	For the Period from June 24, 2024 (inception) through June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$4,725,562	$(29,980)
Adjustments to reconcile net income to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of founder shares	—	9,153
Payment of operation costs through promissory note	—	20,820
Interest earned on marketable securities held in Trust Account	(5,288,512)	—
Changes in operating assets and liabilities:
Prepaid expenses	(24,766)	7
Prepaid insurance	90,781	—
Accrued expenses	142,866	—
Net cash used in operating activities	(354,069)	—

Net Change in Cash	(354,069)	—
Cash – Beginning of period	2,107,309	—
Cash – End of period	$1,753,240	$—

Supplemental disclosure of cash flow information:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs paid through promissory note - related party	$—	$37,500
Prepaid expenses paid through promissory note - related party	$—	$472

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLEICHROEDER ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from June 24, 2024 (inception) through June 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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
JUNE 30, 2025
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

JUNE 30, 2025

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s December 31, 2024 Annual Report on Form 10-K as filed with the SEC on March 10, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Liquidity and Capital Resources

As of June 30, 2025, the Company had $1,753,240 cash and a working capital of $761,402. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Going Concern,” and taking into account the consummation of the Initial Public Offering as well as the amendment to the Underwriting Agreement dated October 31, 2024, which defers the commencement of the remaining $1,000,000 in payments to the underwriters until September 1, 2026 (Note 6 and 10), the Company has sufficient funds to meet its working capital needs for a minimum of one year from the date of issuance of these unaudited condensed financial statements. The Company cannot be assured that its plans to consummate a Business Combination will be successful.

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
JUNE 30, 2025
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,753,240 and $2,107,309 in cash as of June 30, 2025 and December 31, 2024, respectively. The Company had no cash equivalents as of June 30, 2025 and December 31, 2024.

Investments Held in Trust Account

As of June 30, 2025 and December 31, 2024, the assets held in the Trust Account, amounting to $257,044,710 and $251,756,198, were held in mutual funds composed of U.S. treasury securities, respectively.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Public Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Rights and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity and offering costs allocated to the Public Rights and Private Placement Rights were charged to shareholders’ deficit as the Public Rights and Private Placement Rights, after management’s evaluation, were accounted for under equity treatment.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

BLEICHROEDER ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Rights	(750,000)
Class A ordinary shares issuance costs	(11,358,489)
Plus:
Remeasurement of carrying value to redemption value	13,864,687
Class A ordinary shares subject to possible redemption, December 31, 2024	$251,756,198
Plus:
Remeasurement of carrying value to redemption value	2,636,302
Class A ordinary shares subject to possible redemption, March 31, 2025	$254,392,500
Plus:
Remeasurement of carrying value to redemption value	2,652,210
Class A ordinary shares subject to possible redemption, June 30, 2025	$257,044,710

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

The calculation of diluted income per ordinary share does not consider the effect of the Rights issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the Rights is contingent upon the occurrence of future events. The Rights are exercisable to purchase 20,150,000 Class A ordinary shares in the aggregate. As of June 30, 2025 and December 31, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

BLEICHROEDER ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(UNAUDITED)

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net income per share of common stock:
Numerator:
Allocation of net income	$1,731,632	$577,211	$3,544,172	$1,181,390
Denominator:
Basic and diluted weighted average shares outstanding	25,000,000	8,333,333	25,000,000	8,333,333
Basic and diluted net income per ordinary share	$0.07	$0.07	$0.14	$0.14

	For the Period from June 24, 2024 (inception) through June 30, 2024
	Class A	Class B
Basic and diluted net loss per share of common stock:
Numerator:
Allocation of net loss	$—	$(29,980)
Denominator:
Weighted-average shares outstanding	—	8,333,333
Basic and diluted net loss per common stock	$—	$(0.00)

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 at inception and the amendments will be applied retrospectively to all prior periods presented in the accompanying condensed financial statements.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 425,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $4,250,000. Each Private Placement Unit consists of one Class A ordinary share and one Private Placement Right. Inflection Point Fund I LP (an affiliate of a member of the Company’s management) (“Inflection Point”), indirectly purchased, through the purchase of non-managing sponsor membership interests, all 425,000 of the Private Placement Units at a price of $10.00 per unit ($4,250,000 in the aggregate) in the private placement. Subject to Inflection Point purchasing, through the Sponsor, the Private Placement Units allocated to it in connection with the closing of the Initial Public Offering, the Sponsor issued membership interests at a nominal purchase price to Inflection Point reflecting interests in an aggregate of 5,266,667 founder shares held by the Sponsor. In addition, it is expected that as a non-managing member of the Sponsor group, Inflection Point can assist the Sponsor in administrative and ongoing efforts related to the completion of the Business Combination.

BLEICHROEDER ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(UNAUDITED)

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

BLEICHROEDER ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(UNAUDITED)

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender, including up to $750,000 in working capital loans which may be made by Inflection Point. The units would be identical to the Private Placement Units. As of June 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

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

On August 5, 2025, the Underwriting Agreement dated October 31, 2024, was amended to defer the commencement of the remaining $1,000,000 in payments to the underwriters until September 1, 2026. Pursuant to the amendment to the Underwriting Agreement, the remaining $1,000,000 shall be payable to the underwriters from the Company’s working capital in equal amounts monthly in the three months commencing on September 1, 2026.

BLEICHROEDER ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(UNAUDITED)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, there were 25,000,000 Class A ordinary shares issued and outstanding, including 25,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, there were 8,333,333 Class B ordinary shares issued and outstanding.

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

BLEICHROEDER ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(UNAUDITED)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Level	June 30, 2025	December 31, 2024
Asset:
Investments held in Trust Account – U.S. Treasury Securities	1	$257,044,710	$251,756,198

NOTE 9. SEGMENT REPORTING

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

BLEICHROEDER ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(UNAUDITED)

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	June 30,	December 31,
	2025	2024
Trust Account	$257,044,710	$251,756,198
Cash	$1,753,240	$2,107,309

	For the Three months ended June 30, 2025	For the Six months ended June 30, 2025
General and administrative expenses	$357,772	$597,040
Interest earned on investments held in Trust Account	$2,652,210	$5,288,512

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, besides the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Effective July 10, 2025, Andrew Gundlach resigned as President and Chief Executive Officer, and was appointed as Executive Chairman of the Board.

Effective July 10, 2025, Marcello Padula resigned as Chief Financial Officer.

Effective July 10, 2025, Michael Blitzer, Robert Folino and Kevin Shannon were appointed as President and Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, respectively. Mr. Blitzer was also appointed to the Board. In connection with their appointments, each of Mr. Blitzer, Mr. Folino and Mr. Shannon signed a joinder to that certain letter agreement dated as of October 31, 2024, by and among the Company, its officers, its directors and the Sponsor, pursuant to which, among other things, the signatories agreed to waive certain redemption rights and to vote any ordinary shares of Company they hold in favor of an initial Business Combination. Each of Mr. Blitzer, Mr. Folino and Mr. Shannon also entered into a standard indemnity agreement with the Company.

Mr. Blitzer and Mr. Shannon are affiliates of Inflection Point Fund I LP, which is a member of the Company’s Sponsor.

Effective July 10, 2025, Nazim Cetin and Pierre Weinstein resigned from the Board and the Audit Committee of the Board.

On July 10, 2025, the Board appointed incumbent directors Joseph Samuels and Antoine Theysset to the Audit Committee.

On August 5, 2025, the Underwriting Agreement dated October 31, 2024, was amended to defer the commencement of the remaining $1,000,000 in payments to the underwriters until September 1, 2026. Pursuant to the amendment to the Underwriting Agreement, the remaining $1,000,000 shall be payable to the underwriters from The Company’s working capital in equal amounts monthly in the three months commencing on September 1, 2026.

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

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Memorandum. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect their ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete our initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq.

Recent Developments

Effective July 10, 2025, Andrew Gundlach resigned as President and Chief Executive Officer, and was appointed as Executive Chairman of the Board.

Effective July 10, 2025, Marcello Padula resigned as Chief Financial Officer.

Effective July 10, 2025, Michael Blitzer, Robert Folino and Kevin Shannon were appointed as President and Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, respectively. Mr. Blitzer was also appointed to the Board. In connection with their appointments, each of Mr. Blitzer, Mr. Folino and Mr. Shannon signed a joinder to that certain letter agreement dated as of October 31, 2024, by and among the Company, its officers, its directors and the Sponsor, pursuant to which, among other things, the signatories agreed to waive certain redemption rights and to vote any ordinary shares of Company they hold in favor of an initial Business Combination. Each of Mr. Blitzer, Mr. Folino and Mr. Shannon also entered into a standard indemnity agreement with the Company.

Mr. Blitzer and Mr. Shannon are affiliates of Inflection Point Fund I LP, which is a member of the Company’s Sponsor.

Effective July 10, 2025, Nazim Cetin and Pierre Weinstein resigned from the Board and the Audit Committee of the Board.

On July 10, 2025, the Board appointed incumbent directors Joseph Samuels and Antoine Theysset to the Audit Committee.

On July 28, 2025, we entered into a consulting agreement with MJP Advisory Group LLC (the “Consultant”), a New York limited liability company, pursuant to which the Consultant shall provide financial, due diligence, valuation and other consulting and advisory services to the Company in connection with its pursuit of completing a business combination, and the Company agreed to pay to Consultant (i) a one-time retainer fee of $60,000 upon the Company’s execution of a definitive agreement for a business combination and (ii) beginning August 1, 2025, a monthly services fee of $16,000. The engagement commences July 28, 2025 and, subject to certain exceptions, terminates on the earlier of: (i) November 1, 2026; or (ii) upon successful completion of a business combination.

On August 5, 2025, the Underwriting Agreement dated October 31, 2024, was amended to defer the commencement of the remaining $1,000,000 in payments to the underwriters until September 1, 2026. Pursuant to the amendment to the Underwriting Agreement, the remaining $1,000,000 shall be payable to the underwriters from The Company’s working capital in equal amounts monthly in the three months commencing on September 1, 2026.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since June 24, 2024 (inception) through June 30, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. There has been no significant change in our financial or trading position since the date of our audited financial statements, as filed in our 2024 Annual Report. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net income of $2,308,843, which consists of interest earned on investments held in Trust Account of $2,652,210 and interest earned on bank account of $14,405, partially offset by general and administrative expenses of $357,772.

For the six months ended June 30, 2025, we had a net income of $4,725,562, which consists of interest earned on investments held in Trust Account of $5,288,512 and interest earned on bank account of $34,090, partially offset by general and administrative expenses of $597,040.

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

For the six months ended June 30, 2025, cash used in operating activities was $354,069. Net income of $4,725,562 was affected by interest earned on investments held in Trust Account of $5,288,512. Changes in operating assets and liabilities provided $208,881 of cash for operating activities.

As of June 30, 2025, we had investments held in the Trust Account of $257,044,710. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had cash of $1,753,240 for working capital purposes. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates and Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. Management has identified the determination of the fair value of Rights Shares as a complex accounting estimate.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our Management, there is no material litigation currently pending or contemplated against us, or any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2024 Annual Report, and (iii) Quarterly Report on Form 10-Q for the period ended March 31, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Use of Proceeds

There have been no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by the Report. For a description of the use of the proceeds generated in our Initial Public Offering, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, as filed with the SEC on December 9, 2024. There has been no material change in the planned use of proceeds from our Initial Public Offering and the Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
1.1*	Amendment to Underwriting Agreement, dated August 5, 2025, by and between the Company and Cohen & Company Capital Markets, a division of J.V.B Financial Group, LLC, as representative of the several underwriters
10.1*	Consulting Agreement, dated July 28, 2025, by and between the Company and the Consultant (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Commission on July 31, 2025)
31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLEICHROEDER ACQUISITION CORP. I

Date: August 8, 2025	By:	/s/ Michael Blitzer
	Name:	Michael Blitzer
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2025	By:	/s/ Robert Folino
	Name:	Robert Folino
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)