Form 10-Q
period 2025-09-30
INFLECTION POINT ACQUISITION CORP. IV
filed 2025-11-12
CIK 2028707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-42392

Inflection Point Acquisition Corp. IV

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1797826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Avenue of the America, Fl 47

New York, NY 10105

(Address of principal executive offices)

(212) 984-3835

(Registrant’s telephone number)

Not Applicable

(Former name or former address, if changed since last report)

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

As of November 12, 2025, there were 25,425,000 Class A ordinary shares, par value $0.0001 per share and 8,333,333 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

INFLECTION POINT ACQUISITION CORP. IV

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

Page
Part I. FINANCIAL INFORMATION	1
Item 1. Interim Financial Statements	1
Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and for the Three Months Ended September 30, 2024 and for the Period from June 24, 2024 (Inception) through September 30, 2024 (Unaudited)	2
Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2025 and for the Three Months ended September 30, 2024 and for the Period from June 24, 2024 (Inception) through September 30, 2024 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and for the Period from June 24, 2024 (Inception) through September 30, 2024 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	30
Part II. OTHER INFORMATION	31
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3. Defaults Upon Senior Securities	31
Item 4. Mine Safety Disclosures	31
Item 5. Other Information	32
Item 6. Exhibits	32
Part III. Signatures	33

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2024 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC (as defined below) on March 10, 2025;

●	“Amended and Restated Memorandum” are to our Amended and Restated Memorandum and Articles of Association, as amended and currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering to November 4, 2026 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination; provided that the Combination Period may be extended pursuant to an amendment to the Amended and Restated Memorandum and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Bleichroeder Acquisition Corp. I, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Public Rights (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares at the time of our Business Combination or earlier at the option of the holders thereof, as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below));

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on November 4, 2024;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $750,000 issued to our Sponsor on June 25, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on July 12, 2024, as amended, and declared effective on October 31, 2024 (File No. 333-280777);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to the Nasdaq Global Market;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

ii

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

●	“Private Placement Rights” are to the rights sold as part of the Private Placement Units (as defined below) in our Private Placement;

●	“Private Placement Units” are to the units issued to our Sponsor in the Private Placement, each Private Placement Unit consists of one Class A Ordinary Share and one Private Placement Right to receive one-tenth of one Class A Ordinary Share upon the consummation of the Company’s Business Combination;

●	“Private Placement Units Purchase Agreements” are to the Private Placement Units Purchase Agreements, dated October 31, 2024, which we entered into with the Sponsor;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Management Team to the extent the members of our Management Team purchase Public Shares, provided that each Initial Shareholder’s and member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Rights” are to the rights sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025;

●	“Rights” are to the Public Rights and Private Placement Rights;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“Sponsor” are to Bleichroeder Sponsor 1 LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $250,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated October 31, 2024, which we entered into with Cohen & Company Capital Markets, a division of J.V.B Financial Group, LLC, as representative of the several underwriters for our IPO;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one Public Right;

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INFLECTION POINT ACQUISITION CORP. IV

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2025	December 31,
	(Unaudited)	2024
ASSETS
Current assets
Cash	$1,049,403	$2,107,309
Prepaid expenses	23,592	23,150
Short-term prepaid insurance	256,563	181,563
Total current assets	1,329,558	2,312,022
Long-term prepaid insurance	15,130	151,302
Investments held in Trust Account	259,730,180	251,756,198
TOTAL ASSETS	$261,074,868	$254,219,522
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$2,049,541	$3,451
Accrued offering costs	75,000	75,000
Cash underwriting fee payable	1,000,000	1,000,000
Total current liabilities	3,124,541	1,078,451
Deferred underwriting fee payable	8,750,000	8,750,000
TOTAL LIABILITIES	11,874,541	9,828,451

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 25,000,000 shares issued and outstanding, at redemption value of approximately $10.39 and $10.07 per share at September 30, 2025 and December 31, 2024, respectively	259,730,180	251,756,198

SHAREHOLDERS’ DEFICIT

Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 425,000 issued and outstanding at September 30, 2025 and December 31, 2024 (excluding 25,000,000 shares subject to possible redemption), respectively	43	43
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 8,333,333 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	833	833
Additional paid-in capital	—	—
Accumulated deficit	(10,530,729)	(7,366,003)
TOTAL SHAREHOLDERS’ DEFICIT	(10,529,853)	(7,365,127)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$261,074,868	$254,219,522

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. IV

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from June 24, 2024 (Inception) Through September 30,
	2025	2024	2025	2024
General and administrative expenses	$2,615,816	$47,447	$3,212,856	$77,427
Loss from operations	(2,615,816)	(47,447)	(3,212,856)	(77,427)

OTHER INCOME
Interest earned on bank account	14,040	—	48,130	—
Interest earned on investments held in Trust Account	2,685,470	—	7,973,982	—
Total other income	2,699,510	—	8,022,112	—

NET INCOME (LOSS)	$83,694	$(47,447)	$4,809,256	$(77,427)

Weighted average shares outstanding of Class A ordinary shares	25,000,000	—	25,000,000	—
Basic and diluted net income (loss) per ordinary share, Class A ordinary shares	$0.00	$—	$0.14	$—
Weighted average shares outstanding of Class B ordinary shares	8,333,333	8,333,333	8,333,333	8,333,333
Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.00	$(0.01)	$0.14	$(0.01)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. IV

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	425,000	$43	8,333,333	$833	$—	$(7,366,003)	$(7,365,127)

Accretion for Class A ordinary shares to redemption amount	—	—		—	—	(2,636,302)	(2,636,302)

Net income	—	—	—	—	—	2,416,719	2,416,719

Balance — March 31, 2025 (unaudited)	425,000	43	8,333,333	833	—	(7,585,586)	(7,584,710)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,652,210)	(2,652,210)

Net income	—	—	—	—	—	2,308,843	2,308,843

Balance — June 30, 2025 (unaudited)	425,000	43	8,333,333	833	—	(7,928,953)	(7,928,077)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,685,470)	(2,685,470)

Net income	—	—	—	—	—	83,694	83,694

Balance — September 30, 2025 (unaudited)	425,000	$43	8,333,333	$833	$—	$(10,530,729)	$(10,529,853)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND

FOR THE PERIOD FROM JUNE 24, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — June 24, 2024 (Inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor	—	—	9,583,333	958	24,042	—	25,000

Net loss	—	—	—	—	—	(29,980)	(29,980)

Balance – June 30, 2024	—	—	9,583,333	958	24,042	(29,980)	(4,980)

Net loss	—	—	—	—	—	(47,447)	(47,447)

Balance – September 30, 2024 (unaudited)	—	$—	9,583,333	$958	$24,042	$(77,427)	$(52,427)

 The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. IV

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,		For the Period from June 24, 2024 (Inception) Through September 30,
Cash flows from operating activities:	2025		2024
Net income (loss)		$4,809,256	$(77,427)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares		―	9,153
Interest earned on marketable securities held in Trust Account		(7,973,982)	―
Payment of expenses through promissory note - related party		―	62,741
Changes in operating assets and liabilities:
Prepaid expenses		(442)	―
Prepaid Insurance		61,172	―
Accrued expenses		2,046,090	5,533
Net cash used in operating activities		(1,057,906)	—

Net change in cash		(1,057,906)	—
Cash – beginning of period		2,107,309	—
Cash – end of period		$1,049,403	$—

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$	―	$84,289
Deferred offering costs paid through promissory note – related party	$	―	$193,900
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$	―	$15,847
Prepaid services paid by Sponsor through the promissory note – related party	$	―	$1,170

 The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Inflection Point Acquisition Corp. IV (f/k/a Bleichroeder Acquisition Corp. I, the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on June 24, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”).

On August 13, 2025 (the “Signing Date”), the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Merlin Labs Business Combination Agreement”), by and among the Company, IPDX Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Inflection Point (“Merger Sub”), and Merlin Labs, Inc., a Delaware corporation (“Merlin Labs”), pursuant to which, among other things and subject to the terms and conditions therein, Merger Sub will merge with and into Merlin Labs, with Merlin Labs continuing as the surviving company (the “Merger”). The transactions contemplated by the Merlin Labs Business Combination Agreement are referred to herein as the “Merlin Labs Business Combination.”

Merger Sub was incorporated on August 8, 2025 for the sole purposes of effecting the Merlin Labs Business Combination.

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from June 24, 2024 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on October 31, 2024. On November 4, 2024, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $250,000,000, which is described in Note 3. Each Unit consists of one Class A ordinary share (the “Public Shares”) and one right to receive one tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination (“Public Right”). Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 425,000 private placement units (each, a “Private Placement Unit”) at a price of $10.00 per Private Placement Unit in a private placement to Bleichroeder Sponsor 1 LLC (the “Sponsor”), generating gross proceeds of $4,250,000, which is described in Note 4. Each Private Placement Unit consists of one Class A ordinary share and one right to receive one tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination (“Private Placement Right”).

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

INFLECTION POINT ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)

Following the closing of the Initial Public Offering on November 4, 2024, an amount of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units, was placed in the trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee. The funds are held in mutual funds composed of U.S. treasury securities meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

INFLECTION POINT ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)

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

Management Changes

Effective July 10, 2025, (i) Marcello Padula resigned as Chief Financial Officer, (ii) Michael Blitzer, Robert Folino and Kevin Shannon were appointed as President and Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, respectively, (iii) Nazim Cetin and Pierre Weinstein resigned from the Company’s board of directors (the “Board”) and the Audit Committee of the Board and (iv) the Board appointed incumbent directors Joseph Samuels and Antoine Theysset to the Audit Committee. Mr. Blitzer was also appointed to the Board. In connection with their appointments, each of Mr. Blitzer, Mr. Folino and Mr. Shannon signed a joinder to that certain letter agreement dated as of October 31, 2024, by and among the Company, its officers, its directors and the Sponsor, pursuant to which, among other things, the signatories agreed to waive certain redemption rights and to vote any ordinary shares of Company they hold in favor of an initial Business Combination. Each of Mr. Blitzer, Mr. Folino and Mr. Shannon also entered into a standard indemnity agreement with the Company.

INFLECTION POINT ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)

Mr. Blitzer and Mr. Shannon are affiliates of Inflection Point Fund I LP, which is a member of the Company’s Sponsor.

Merlin Labs Business Combination

On the Signing Date, the Company entered into the Merlin Labs Business Combination Agreement, by and among the Company, Merger Sub, and Merlin Labs, pursuant to which, among other things and subject to the terms and conditions therein, Merger Sub will merge with and into Merlin Labs, with Merlin Labs continuing as the surviving company. The combined company’s business will continue to operate through Merlin Labs and its subsidiaries. In connection with the closing of the Merlin Labs Business Combination (the “Closing”), the Company will change its name to Merlin Labs, Inc. (such company after the closing of the Merlin Labs Business Combination, “New Merlin Labs”).

The Domestication

The Company will, subject to obtaining the required shareholder approvals change its jurisdiction of incorporation by deregistering from the Register of Companies in the Cayman Islands as a Cayman Islands exempted company by way of continuation out of the Cayman Islands and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”, and Inflection Point after the Domestication, “Post-Domestication Inflection Point”). In connection with the completion of the Merlin Labs Business Combination, the Company will provide the holders of its Public Shares (the “Public Shareholders”) the opportunity to redeem their Public Shares on the terms and conditions set forth in the Merlin Labs Business Combination Agreement and the Company’s governing documents. The Company will complete the Redemption of properly tendered Public Shares at least one day prior to the Domestication.

Subject to the satisfaction or waiver of the conditions of the Merlin Labs Business Combination Agreement, including approval of the Company’s shareholders, (a) immediately prior to the Domestication, pursuant to that certain Sponsor Support Agreement, dated as of August 13, 2025 (the “Sponsor Support Agreement”), by and among the Company, Merlin Labs, the Sponsor, and Inflection Point Fund I, LP, a Delaware limited partnership (“Inflection Point Fund”), the holders of the Founder Shares (such holders, the “Class B Shareholders”), will elect to convert each Founder Share, on a one-for-one basis, into a Class A Ordinary Share (the “Sponsor Share Conversion”); (b) in connection with the Domestication, (i) each of the then issued and outstanding Class A Ordinary Shares will convert automatically, on a one-for-one basis, into a share of common stock, par value $0.0001 per share, of Post-Domestication Inflection Point (the “New Merlin Labs Common Stock”); (ii) each of the then issued and outstanding Rights will convert automatically into a right of Post-Domestication Inflection Point (each right, a “Post-Domestication Right”); and (iii) each of the then issued and outstanding Units will convert automatically into a unit of Post-Domestication Inflection Point, consisting of one share of New Merlin Labs Common Stock and one Post-Domestication Right.

The Merger and Consideration

Upon the terms and subject to the satisfaction or waiver of the conditions of the Merlin Labs Business Combination Agreement, immediately prior to the effective time of the Merger (the “Effective Time”):

(1)	each convertible security of Merlin Labs (other than the Pre-Funded Convertible Notes (as defined below)) that is outstanding immediately prior to the Effective Time, to the extent applicable, will automatically convert in full into shares of preferred stock or common stock of Merlin Labs (“Merlin Labs Common Stock”), in accordance with the terms thereof;

(2)	each warrant of Merlin Labs exercisable for the preferred stock of Merlin Labs that is outstanding and unexercised immediately prior to the Effective Time will automatically be exercised on a cashless basis in full in accordance with its terms or otherwise exercised in full;

(3)	immediately after giving effect to the conversions and exercises set forth in clauses (1) and (2) above, each issued and outstanding share of preferred stock of Merlin Labs (including each share of preferred stock issued upon the conversions and exercises described in clauses (1) and (2) above) will automatically convert into such number of shares of Merlin Labs Common Stock into which such shares of preferred stock of Merlin Labs, as applicable, are convertible in connection with the Merger pursuant to the organizational documents of Merlin Labs; and

(4)	each warrant of Merlin Labs (other than the Pre-Funded Convertible Series A Preferred Stock Investor Warrants (as defined below)) exercisable for Merlin Labs Common Stock that is outstanding and unexercised immediately prior to the Effective Time shall automatically be exercised on a cashless basis in full in accordance with its terms or otherwise exercised in full.

In connection with the transactions contemplated by the Merlin Labs Business Combination Agreement, on July 2, 2025, and on August 13, 2025, Merlin Labs entered into certain convertible note purchase agreements (the “Pre-PIPE Note Purchase Agreements”) and securities purchase agreement (the “Pre-PIPE Securities Purchase Agreements” and together with the Pre-PIPE Note Purchase Agreements, the “Pre-PIPE Investment Agreements”), respectively, with certain accredited investors named therein (collectively, the “Pre-PIPE Investors”). Pursuant to the Pre-PIPE Investment Agreements, the Pre-PIPE Investors agreed, among other things, to purchase, and Merlin Labs issued and sold, an aggregate of approximately $78 million of convertible promissory notes (the “Pre-Funded Convertible Notes”) and warrants (the “Pre-Funded Convertible Note Investor Warrants”), substantially concurrently with the execution and delivery of the Merlin Labs Business Combination Agreement (such investment contemplated by the Pre-PIPE Investment Agreements, the “Pre-Funded Note Investment”).

INFLECTION POINT ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)

Pursuant to the Merlin Labs Business Combination Agreement, the aggregate consideration (the “Aggregate Consideration”) to be paid to the holders of securities of Merlin Labs (the “Merlin Labs Equity Holders”) (other than the holders of the Pre-Funded Convertible Notes and the Pre-Funded Convertible Note Investor Warrants in respect of those securities) in, or in connection with, the Merger shall be the number of shares of New Merlin Labs Common Stock equal to the quotient of: (a) $800,000,000 (the “Purchase Price”), divided by (b) the price at which each Public Share may be redeemed in connection with the extraordinary general meeting to be held to approve the Merlin Labs Business Combination.

The consideration to be paid in, or in connection with, the Merger to each holder of a Pre-Funded Convertible Note (the “Convertible Note Consideration”) shall be a number of shares of New Merlin Labs’ 12.0% Series A Cumulative Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”) equal to the quotient, rounded up to the nearest whole share, of (i) the total outstanding principal and accrued and unpaid interest on each Pre-Funded Convertible Note as of one day prior to the Closing, divided by (ii) $10.20 (with respect to the Pre-Funded Convertible Notes sold pursuant to the Pre-PIPE Note Purchase Agreements), as may be adjusted pursuant to the terms and conditions of such Pre-Funded Convertible Notes, or $12.00 (with respect to the Pre-Funded Convertible Notes sold pursuant to the Pre-PIPE Securities Purchase Agreements).

The consideration to be paid in, or in connection with, the Merger to each holder of a Pre-Funded Convertible Note Investor Warrant (the “Pre-Funded Convertible Note Investor Warrant Consideration”) shall be one or more warrants to purchase a number of shares of New Merlin Labs Common Stock (“New Merlin Labs Series A Investor Warrants”) equal to the quotient of (i) the aggregate exercise price of such Pre-Funded Convertible Note Investor Warrant immediately prior to the Effective Time, divided by (ii) $12.00.

Upon the terms and subject to the satisfaction or waiver of the conditions of the Merlin Labs Business Combination Agreement, at the Effective Time:

(1)	each share of Merlin Labs Common Stock that is owned by the Company, Merger Sub, or Merlin Labs immediately prior to the Effective Time (each, an “Excluded Share”) will be canceled and shall cease to exist and no consideration will be delivered in exchange therefor;

(2)	each share of Merlin Labs Common Stock that is issued and outstanding immediately prior to the Effective Time (other than Excluded Shares) will be canceled and converted into the right to receive a number of shares of New Merlin Labs Common Stock equal to the Aggregate Consideration divided by the fully diluted capital of Merlin Labs, which is the sum (without duplication) of the aggregate number of shares of Merlin Labs Common Stock that are (i) issued and outstanding immediately prior to the Effective Time (including those issued upon conversion of all issued and outstanding preferred stock of Merlin Labs, as applicable, and excluding securities underlying the Pre-Funded Convertible Notes or Pre-Funded Convertible Note Investor Warrant), (ii) issuable upon full exercise of all issued and outstanding options of Merlin Labs, and (iii) issuable upon full settlement of all issued and outstanding Merlin Labs RSU (as defined below) (such conversion ratio, the “Exchange Ratio”);

(3)	each option to purchase equity securities of Merlin Labs (“Merlin Labs Option”) will automatically cease to represent an option to purchase Merlin Labs Common Stock and be assumed and converted on the same terms and conditions as were applicable as of the Effective Time, into an option to acquire that number of New Merlin Labs Common Stock (rounded down to the nearest whole share) equal to the product of (A) the number of shares of Merlin Labs Common Stock subject to such Merlin Labs Option and (B) the Exchange Ratio, at an exercise price per share of Merlin Labs Common Stock (rounded up to the nearest whole cent) equal to the quotient obtained by dividing (x) the exercise price per share of Merlin Labs Common Stock of such Merlin Labs Option by (y) the Exchange Ratio;

(4)	each restricted stock unit in respect of equity securities of Merlin Labs, granted pursuant to the 2018 Equity Incentive Plan of Merlin Labs after the date of the Business Combination Agreement and prior to the Effective Time (“Merlin Labs RSU”), will cease to represent a right to acquire shares of Merlin Labs Common Stock and be assumed and converted on the same terms and conditions as were applicable as of the Effective Time, into a restricted stock unit representing the right to acquire that number of New Merlin Labs Common Stock (rounded down to the nearest whole share) equal to the product of (A) the number of shares of Merlin Labs Common Stock subject to such Merlin Labs RSU and (B) the Exchange Ratio;

(5)	each Pre-Funded Convertible Note that is outstanding immediately prior to the Effective Time will automatically be canceled and converted into the right to receive the Convertible Note Consideration;

(6)	each Pre-Funded Convertible Note Investor Warrant that is outstanding and unexercised immediately prior to the Effective Time will automatically be canceled and converted into the right to receive the Pre-Funded Convertible Note Investor Warrant Consideration; and

(7)	(x) each then issued and outstanding Post-Domestication Right shall convert automatically into one-tenth of one share of New Merlin Labs Common Stock, pursuant to that certain Rights Agreement, dated as of October 31, 2024, by and between Inflection Point and the right agent with any fractional shares of New Merlin Labs Common Stock to be issued in connection with such conversion rounded down to the nearest whole share; and (y) each then issued and outstanding Post-Domestication Unit shall be canceled and will thereafter entitle the holder thereof to one and one-tenth (1.1) shares of New Merlin Labs Common Stock, with any fractional shares of New Merlin Labs Common Stock to be issued in connection with such separation rounded down to the nearest whole share.

INFLECTION POINT ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)

Closing Conditions

The obligations of the Company and Merlin Labs to consummate the Merlin Labs Business Combination are subject to the satisfaction or waiver of other customary closing conditions, including without limitation: (i) the adoption and/or approval, as applicable, by the Company’s shareholders of (A) the Merlin Labs Business Combination Agreement and Merlin Labs Business Combination in accordance with applicable law and exchange rules and regulations, (B) the Domestication, (C) the proposed charter and the bylaws of New Merlin Labs upon Domestication, including any separate or unbundled advisory proposals as are required to implement the foregoing, (D) the issuance of shares of New Merlin Labs Common Stock, Series A Preferred Stock and Series A Preferred Investor Warrants, as required by Nasdaq Listing Rule 5635, (E) the equity incentive plan and employee stock purchase plan of New Merlin Labs as described in the Merlin Labs Business Combination Agreement, (F) the appointment of director nominees in accordance with the terms in the Merlin Labs Business Combination Agreement, (G) any other proposals as the SEC (or staff member thereof) may indicate are necessary, (H) any other proposals as reasonably agreed to by the parties to the Merlin Labs Business Combination Agreement to be necessary or appropriate in connection with the Merlin Labs Business Combination, and (I) adjournment of the extraordinary general meeting (as defined below) to a later date or dates, if necessary or convenient, in the reasonable determination of the chairman of the Company, to (x) permit further solicitation and vote of proxies in the event that there are insufficient votes for any of the foregoing, (y) if the Company determines that one or more of the conditions to Closing is not or will not be satisfied or waived or (z) to facilitate the Domestication, the Merger or any other transactions contemplated by the Merlin Labs Business Combination Agreement and ancillary documents (such proposals in (A) through (I), together, the “Transaction Proposals”), (ii) the approval of the Merlin Labs Business Combination Agreement and the Merlin Labs Business Combination (including the Merger) by the affirmative vote or written consent of the stockholders of Merlin Labs, pursuant to the terms and in accordance with satisfaction of the conditions of the organizational documents of Merlin Labs and applicable law, (iii) no adverse law or order, (iv) the registration statement covering the becoming effective, (v) approval of the listing of the New Merlin Labs Common Stock on the Nasdaq Stock Market LLC, subject to satisfaction of the round lot holders requirement for initial listing, (vi) the accuracy of the representations and warranties and the performance of the covenants and agreements of each of the parties to the Merlin Labs Business Combination Agreement, in each case subject to certain qualifiers, (vii) the expiration of all waiting periods (and any extensions thereof) under the Hart-Scott-Rodino Act with respect to the Merlin Labs Business Combination, (viii) the completion of the Domestication, and (ix) duly executed pay-off letters certifying certain indebtedness of Merlin Labs and its subsidiaries, as specified in the Merlin Labs Business Combination Agreement, shall have been paid off, to the extent it is paid off pursuant to the Merlin Labs Business Combination Agreement.

Sponsor Support Agreement

Concurrently with the execution of the Merlin Labs Business Combination Agreement, the Company entered into the Sponsor Support Agreement (the “Sponsor Support Agreement”) with Merlin Labs, the Sponsor and Inflection Point Fund (each a “Restricted Holder” and together, the “Restricted Holders”), pursuant to which each Restricted Holder agreed to, among other things, (i) vote in favor of adoption of the Transaction Proposals, (ii) vote against any Alternative Transaction (as defined in the Merlin Labs Business Combination Agreement) and any merger agreement or merger other than the Transaction Proposals, the Merlin Labs Business Combination Agreement and the Merlin Labs Business Combination; (iii) vote against any change in the business, management, or board of directors of Inflection Point (other than in connection with the Transaction Proposals or pursuant to the Merlin Labs Business Combination Agreement or ancillary agreements) and (iv) vote against any proposal, action or agreement that would (A) impede, interfere, frustrate, prevent or nullify any provision of the Sponsor Support Agreement, the Merlin Labs Business Combination Agreement or the Merlin Labs Business Combination, (B) result in a breach in any respect of any covenant, representation, warranty or any other obligation or agreement of the Company under the Merlin Labs Business Combination Agreement, (C) result in any of the closing conditions of the Merlin Labs Business Combination Agreement not being fulfilled, (D) result in a breach of any covenant, representation or warranty or other obligation or agreement of such Restricted Holder contained in the Sponsor Support Agreement or (E) change in any manner the dividend policy or capitalization of, including the voting rights of any class of capital stock of, the Company. In addition, pursuant to the Sponsor Support Agreement, each Restricted Holder, severally, agreed to waive, subject to the consummation of the Merlin Labs Business Combination, any and all anti-dilution rights with respect to the rate that the Class B Ordinary Shares convert into the Class A Ordinary Shares in connection with the transactions contemplated by the Merlin Labs Business Combination Agreement.

INFLECTION POINT ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)

Stockholder Voting and Support Agreement

Concurrently with the execution of the Merlin Labs Business Combination Agreement, the holders of equity securities of Merlin Labs (the “Merlin Labs Stockholders”) and Merlin Labs entered into the Voting and Support Agreement (the “Stockholder Voting and Support Agreement”), pursuant to which Merlin Labs Stockholders have agreed to, among other things, vote (or act by written consent) (a) to approve and adopt the Merlin Labs Business Combination Agreement and the consummation of the Merlin Labs Business Combination; (b) against any Alternative Transaction or any proposal relating to an Alternative Transaction; (c) against any merger agreement or merger (other than the Merlin Labs Business Combination Agreement and the Merlin Labs Business Combination), consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by Merlin Labs; (d) against any change in the business or board of directors of Merlin Labs (other than pursuant to the Merlin Labs Business Combination Agreement or the Ancillary Documents (as defined in the Merlin Labs Business Combination Agreement)); (e) against any proposal, action or agreement that would (A) impede, interfere, frustrate, prevent or nullify any provision of the Stockholder Voting and Support Agreement, the Merlin Labs Business Combination Agreement or the Merlin Labs Business Combination, (B) result in a breach in any respect of any covenant, representation, warranty or any other obligation or agreement of Merlin Labs under the Merlin Labs Business Combination Agreement, (C) result in any of the closing conditions of the Merlin Labs Business Combination Agreement not being fulfilled, (D) result in a breach of any covenant, representation or warranty or other obligation or agreement of such Merlin Labs Stockholder contained in the Stockholder Voting and Support Agreement or (E) change in any manner the dividend policy or capitalization of, including the voting rights of any class of capital stock of, Merlin Labs and (f) to convert all outstanding shares of preferred stock of Merlin Labs into Merlin Labs Common Stock as of immediately prior to the Effective Time, conditioned upon and subject to the closing of the Merlin Labs Business Combination, in accordance with the organizational documents of Merlin Labs.

Pursuant to the Stockholder Voting and Support Agreement, until the earliest of the Closing, termination of the Merlin Labs Business Combination Agreement or the liquidation of Merlin Labs, no Merlin Labs Stockholder shall (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, any Subject Securities (as defined in the Stockholder Voting and Support Agreement), (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any Subject Securities without the prior written consent of Merlin Labs and the Company, unless such transfer is deemed a Permitted Transfer (as defined in the Stockholder Voting and Support Agreement).

In addition, pursuant to the Stockholder Voting and Support Agreement, each Merlin Labs Stockholder has agreed not to commence, join in, facilitate, assist or encourage, and has agreed to take all actions necessary to opt out of any class in any class action with respect to, any claim, derivative or otherwise, against the Company, Merlin Labs or any of their respective successors or directors, (a) challenging the validity of, or seeking to enjoin the operation of, any provision of the Stockholder Voting and Support Agreement or (b) alleging a breach of any fiduciary duty of any person in connection with the evaluation, negotiation or entry into the Stockholder Voting and Support Agreement, the Merlin Labs Business Combination Agreement or the Merlin Labs Business Combination. Each Merlin Labs Stockholder has also waived and agreed not to exercise any rights of appraisal or rights to dissent from the Merlin Labs Business Combination that they may have in respect of the Subject Securities.

Series A Preferred Stock Investment

In connection with the transactions contemplated by the Merlin Labs Business Combination Agreement, on the Signing Date, the Company, Merlin Labs and the accredited investor named therein, (the “Series A Preferred Stock Investor”) entered into a Securities Purchase Agreement (the “Series A SPA”). Pursuant to the Series A SPA, the Series A Preferred Stock Investor has agreed, among other things, to purchase, at Closing, 4,901,961 shares of Series A Preferred Stock, having the rights, preferences and privileges set forth in the Certificate of Designation of Preferences, Rights and Limitations of 12.0% Series A Cumulative Convertible Preferred Stock (the “Certificate of Designation”) and a New Merlin Labs Series A Investor Warrant to purchase a number of shares of New Merlin Labs Common Stock equal to the amount of shares into which such shares of New Merlin Labs Common Stock underlying the Series A Preferred Stock are initially convertible, for an aggregate purchase price of $50,000,000 (the “Series A Preferred Stock Investment”). Each share of Series A Preferred Stock will have a stated value of $12.00.

The Series A SPA includes customary representations and warranties from Merlin Labs, the Company and the Series A Preferred Stock Investor and is subject to customary closing conditions. The Series A SPA also includes customary covenants and agreements related to transfer restrictions, SEC reports, material non-public information and indemnification. New Merlin Labs Common Stock issuable upon conversion of the New Merlin Labs Series A Preferred Stock and New Merlin Labs Common Stock underlying any New Merlin Labs Series A Investor Warrant will be “Registrable Securities” under a registration rights agreement.

INFLECTION POINT ACQUISITION CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2024 Annual Report on Form 10-K as filed with the SEC on March 10, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Liquidity, Capital Resources and Going Concern

As of September 30, 2025, the Company had $1,049,403 cash and a working capital deficit of $1,794,983.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of September 30, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Additionally, if a Business Combination is not consummated by the end of the Combination Period, currently November 6, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company’s liquidity condition and mandatory liquidation within one year of the issuance of these unaudited condensed financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

INFLECTION POINT ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)

The Company’s liquidity condition and mandatory liquidation within one year raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

Principles of Consolidation

On August 8, 2025, Merger Sub was incorporated.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

INFLECTION POINT ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,049,403 and $2,107,309 in cash as of September 30, 2025 and December 31, 2024, respectively. The Company had no cash equivalents as of September 30, 2025 and December 31, 2024.

Investments Held in Trust Account

As of September 30, 2025 and December 31, 2024, the assets held in the Trust Account, amounting to $259,730,180 and $251,756,198, were held in mutual funds composed of U.S. treasury securities, respectively.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, ”Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Public Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Rights and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary share subject to possible redemption were charged to temporary equity and offering costs allocated to the Public Rights and Private Placement Units were charged to shareholders’ deficit as the Public Rights and Private Placement Units, after management’s evaluation, were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited condensed consolidated financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Rights

The Company accounts for the Public Rights and Private Placement Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the rights under equity treatment at their assigned values.

INFLECTION POINT ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)

The Public Rights have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the level 3 valuation of the Public Rights:

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Rights	(750,000)
Class A ordinary shares issuance costs	(11,358,489)
Plus:
Remeasurement of carrying value to redemption value	13,864,687
Class A ordinary shares subject to possible redemption, December 31, 2024	251,756,198
Plus:
Remeasurement of carrying value to redemption value	2,636,302
Class A ordinary shares subject to possible redemption, March 31, 2025	254,392,500
Plus:
Remeasurement of carrying value to redemption value	2,652,210
Class A ordinary shares subject to possible redemption, June 30, 2025	257,044,710
Plus:
Remeasurement of carrying value to redemption value	2,685,470
Class A ordinary shares subject to possible redemption, September 30, 2025	$259,730,180

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.

INFLECTION POINT ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)

The calculation of diluted income (loss) per ordinary share does not consider the effect of the Rights issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the Rights is contingent upon the occurrence of future events. The Rights are exercisable to purchase 20,150,000 Class A ordinary shares in the aggregate. As of September 30, 2025 and December 31, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,		For the Period from June 24, 2024 (Inception) Through September 30,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$62,771	$20,923	$—	$(47,447)	$3,606,942	$1,202,314	$—	$(77,427)
Denominator:

Basic and diluted weighted average shares outstanding	25,000,000	8,333,333	—	8,333,333	25,000,000	8,333,333	—	8,333,333
Basic and diluted net income (loss) per ordinary share	$0.00	$0.00	$—	$(0.01)	$0.14	$0.14	$—	$(0.01)

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 at inception and the amendments will be applied retrospectively to all prior periods presented in the accompanying condensed consolidated financial statements.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

INFLECTION POINT ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any founder shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the Lock-up.

On August 12, 2025 and September 22, 2025, the sponsor transferred 110,000 and 500,000 Class A Units to individuals, respectively. The transferred units represent an indirect interest in 610,000 Founder Shares. The fair value of the founder shares as of August 12, 2025 and September 22, 2025, was determined to be $3.10 and $6.80 per share, respectively, for an aggregate amount of $341,000 and $3,400,000. The transfer was made in accordance with the terms of the Company’s operating agreement. The transfer of these shares is contingent on the completion of a business combination. The expense will be recorded at when the contingent event of a business combination becomes probable. As of September 30, 2025, the closing of the business combination was not considered to be probable.

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

INFLECTION POINT ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender, including up to $750,000 in working capital loans which may be made by Inflection Point. The units would be identical to the Private Placement Units. As of September 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

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

Business Combination Agreement

On August 13, 2025 (the “Signing Date”), the Company (which was renamed Inflection Point Acquisition Corp. IV and which shall transfer by way of continuation out of the Cayman Islands and domesticate as a Delaware corporation prior to the Closing) (“Inflection Point”), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement”), by and among Inflection Point, IPDX Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Inflection Point (“Merger Sub”), and Merlin Labs, Inc., a Delaware corporation (“Merlin Labs”), pursuant to which, among other things and subject to the terms and conditions therein, Merger Sub will merge with and into Merlin Labs, with Merlin Labs continuing as the surviving company (the “Merger”). The transactions contemplated by the Business Combination Agreement are referred to herein as the “Business Combination.” Inflection Point and Merlin Labs are individually referred to herein as a “Party” and, collectively, the “Parties.” In connection with the closing of the Business Combination (the “Closing”), Inflection Point will change its name to “Merlin Labs, Inc.” (such company after the Closing, “New Merlin Labs”).

INFLECTION POINT ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)

The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of Inflection Point and Merlin Labs.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue a total of 5,000,000 preferred shares at par value of $0.0001 each. As of September 30, 2025 and December 31, 2024, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2025 and December 31, 2024, there were 425,000 Class A ordinary shares issued and outstanding, excluding 25,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2025 and December 31, 2024, there were 8,333,333 Class B ordinary shares issued and outstanding.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in this offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the private placement units issued to the Sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

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

INFLECTION POINT ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Level	September 30, 2025	December 31, 2024
Asset:
Investments held in Trust Account – U.S. Treasury Securities	1	$259,730,180	$251,756,198

NOTE 9. SEGMENT REPORTING

ASC Topic 280, ”Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

INFLECTION POINT ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	September 30,	December 31,
	2025	2024
Investments held in Trust Account	$259,730,180	$251,756,198
Cash	$1,049,403	$2,107,309

	For The Three Months Ended September 30, 2025	For The Three Months Ended September 30, 2024	For The Nine Months Ended September 30, 2025	For The Period From June 24, 2024 (Inception) Through September 30, 2024
General and administrative expenses	$2,615,816	$47,447	$3,212,856	$77,427
Interest earned on investments held in Trust Account	$2,685,470	$—	$7,973,982	$—

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, besides the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Amendments to our Amended and Restated Memorandum

On October 21, 2025, with the requisite approvals of the shareholders of the Company, the Amended and Restated Memorandum were amended to (i) change the name of the Company from “Bleichroeder Acquisition Corp. I” to “Inflection Point Acquisition Corp. IV” and (ii) to permit the Company to consummate the redemption of Public Shares at an earlier time in connection with the commencement of the procedures to consummate a proposed Business Combination, as opposed to upon consummation of the proposed Business Combination, if the board of directors determines it is desirable to facilitate the consummation of such Business Combination.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Report under “Item 1. Financial Statements”.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination. We have not selected any Business Combination target. We intend to effectuate the Merlin Labs Business Combination pursuant to the Merlin Labs Business Combination Agreement. However, if the Merlin Labs Business Combination Agreement is terminated, we may pursue an initial Business Combination in any business or industry, but are focusing on businesses in the technology, media and telecommunications (“TMT”) sector as well as sectors that are being transformed via technology adoption. We intend to effectuate our initial Business Combination, including the Merlin Labs Business Combination, using cash from the proceeds of the Initial Public Offering and the Private Placement, the proceeds of the sale of our shares, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing.

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

Recent Developments

Amendments to our Amended and Restated Memorandum

On October 21, 2025, with the requisite approvals of the shareholders of the Company, our Amended and Restated Memorandum were amended to (i) change the name of the Company from “Bleichroeder Acquisition Corp. I” to “Inflection Point Acquisition Corp. IV” and (ii) to permit the Company to consummate the redemption of Public Shares at an earlier time in connection with the commencement of the procedures to consummate a proposed Business Combination, as opposed to upon consummation of the proposed Business Combination, if the board of directors determines it is desirable to facilitate the consummation of such Business Combination.

Management Changes

Effective July 10, 2025, (i) Marcello Padula resigned as Chief Financial Officer, (ii) Michael Blitzer, Robert Folino and Kevin Shannon were appointed as President and Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, respectively, (iii) Nazim Cetin and Pierre Weinstein resigned from the Company’s board of directors (the “Board”) and the Audit Committee of the Board and (iv) the Board appointed incumbent directors Joseph Samuels and Antoine Theysset to the Audit Committee. Mr. Blitzer was also appointed to the Board. In connection with their appointments, each of Mr. Blitzer, Mr. Folino and Mr. Shannon signed a joinder to that certain letter agreement dated as of October 31, 2024, by and among the Company, its officers, its directors and the Sponsor, pursuant to which, among other things, the signatories agreed to waive certain redemption rights and to vote any ordinary shares of Company they hold in favor of an initial Business Combination. Each of Mr. Blitzer, Mr. Folino and Mr. Shannon also entered into a standard indemnity agreement with the Company.

Mr. Blitzer and Mr. Shannon are affiliates of Inflection Point Fund I LP, which is a member of the Company’s Sponsor.

Merlin Labs Business Combination

On the Signing Date, the Company entered into the Merlin Labs Business Combination Agreement, by and among the Company, Merger Sub, and Merlin Labs, pursuant to which, among other things and subject to the terms and conditions therein, Merger Sub will merge with and into Merlin Labs, with Merlin Labs continuing as the surviving company. The combined company’s business will continue to operate through Merlin Labs and its subsidiaries. In connection with the closing of the Merlin Labs Business Combination (the “Closing”), the Company will change its name to Merlin Labs, Inc. (such company after the closing of the Merlin Labs Business Combination, “New Merlin Labs”).

The Domestication

The Company will, subject to obtaining the required shareholder approvals change its jurisdiction of incorporation by deregistering from the Register of Companies in the Cayman Islands as a Cayman Islands exempted company by way of continuation out of the Cayman Islands and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”, and Inflection Point after the Domestication, “Post-Domestication Inflection Point”). In connection with the completion of the Merlin Labs Business Combination, the Company will provide the holders of its Public Shares (the “Public Shareholders”) the opportunity to redeem their Public Shares on the terms and conditions set forth in the Merlin Labs Business Combination Agreement and the Company’s governing documents. The Company will complete the Redemption of properly tendered Public Shares at least one day prior to the Domestication.

Subject to the satisfaction or waiver of the conditions of the Merlin Labs Business Combination Agreement, including approval of the Company’s shareholders, (a) immediately prior to the Domestication, pursuant to that certain Sponsor Support Agreement, dated as of August 13, 2025 (the “Sponsor Support Agreement”), by and among the Company, Merlin Labs, the Sponsor, and Inflection Point Fund I, LP, a Delaware limited partnership (“Inflection Point Fund”), the holders of the Founder Shares (such holders, the “Class B Shareholders”), will elect to convert each Founder Share, on a one-for-one basis, into a Class A Ordinary Share (the “Sponsor Share Conversion”); (b) in connection with the Domestication, (i) each of the then issued and outstanding Class A Ordinary Shares will convert automatically, on a one-for-one basis, into a share of common stock, par value $0.0001 per share, of Post-Domestication Inflection Point (the “New Merlin Labs Common Stock”); (ii) each of the then issued and outstanding Rights will convert automatically into a right of Post-Domestication Inflection Point (each right, a “Post-Domestication Right”); and (iii) each of the then issued and outstanding Units will convert automatically into a unit of Post-Domestication Inflection Point, consisting of one share of New Merlin Labs Common Stock and one Post-Domestication Right.

The Merger and Consideration

Upon the terms and subject to the satisfaction or waiver of the conditions of the Merlin Labs Business Combination Agreement, immediately prior to the effective time of the Merger (the “Effective Time”):

(1)	each convertible security of Merlin Labs (other than the Pre-Funded Convertible Notes (as defined below)) that is outstanding immediately prior to the Effective Time, to the extent applicable, will automatically convert in full into shares of preferred stock or common stock of Merlin Labs (“Merlin Labs Common Stock”), in accordance with the terms thereof;

(2)	each warrant of Merlin Labs exercisable for the preferred stock of Merlin Labs that is outstanding and unexercised immediately prior to the Effective Time will automatically be exercised on a cashless basis in full in accordance with its terms or otherwise exercised in full;

(3)	immediately after giving effect to the conversions and exercises set forth in clauses (1) and (2) above, each issued and outstanding share of preferred stock of Merlin Labs (including each share of preferred stock issued upon the conversions and exercises described in clauses (1) and (2) above) will automatically convert into such number of shares of Merlin Labs Common Stock into which such shares of preferred stock of Merlin Labs, as applicable, are convertible in connection with the Merger pursuant to the organizational documents of Merlin Labs; and

(4)	each warrant of Merlin Labs (other than the Pre-Funded Convertible Series A Preferred Stock Investor Warrants (as defined below)) exercisable for Merlin Labs Common Stock that is outstanding and unexercised immediately prior to the Effective Time shall automatically be exercised on a cashless basis in full in accordance with its terms or otherwise exercised in full.

In connection with the transactions contemplated by the Merlin Labs Business Combination Agreement, on July 2, 2025, and on August 13, 2025, Merlin Labs entered into certain convertible note purchase agreements (the “Pre-PIPE Note Purchase Agreements”) and securities purchase agreement (the “Pre-PIPE Securities Purchase Agreements” and together with the Pre-PIPE Note Purchase Agreements, the “Pre-PIPE Investment Agreements”), respectively, with certain accredited investors named therein (collectively, the “Pre-PIPE Investors”). Pursuant to the Pre-PIPE Investment Agreements, the Pre-PIPE Investors agreed, among other things, to purchase, and Merlin Labs issued and sold, an aggregate of approximately $78 million of convertible promissory notes (the “Pre-Funded Convertible Notes”) and warrants (the “Pre-Funded Convertible Note Investor Warrants”), substantially concurrently with the execution and delivery of the Merlin Labs Business Combination Agreement (such investment contemplated by the Pre-PIPE Investment Agreements, the “Pre-Funded Note Investment”).

Pursuant to the Merlin Labs Business Combination Agreement, the aggregate consideration (the “Aggregate Consideration”) to be paid to the holders of securities of Merlin Labs (the “Merlin Labs Equity Holders”) (other than the holders of the Pre-Funded Convertible Notes and the Pre-Funded Convertible Note Investor Warrants in respect of those securities) in, or in connection with, the Merger shall be the number of shares of New Merlin Labs Common Stock equal to the quotient of: (a) $800,000,000 (the “Purchase Price”), divided by (b) the price at which each Public Share may be redeemed in connection with the extraordinary general meeting to be held to approve the Merlin Labs Business Combination.

The consideration to be paid in, or in connection with, the Merger to each holder of a Pre-Funded Convertible Note (the “Convertible Note Consideration”) shall be a number of shares of New Merlin Labs’ 12.0% Series A Cumulative Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”) equal to the quotient, rounded up to the nearest whole share, of (i) the total outstanding principal and accrued and unpaid interest on each Pre-Funded Convertible Note as of one day prior to the Closing, divided by (ii) $10.20 (with respect to the Pre-Funded Convertible Notes sold pursuant to the Pre-PIPE Note Purchase Agreements), as may be adjusted pursuant to the terms and conditions of such Pre-Funded Convertible Notes, or $12.00 (with respect to the Pre-Funded Convertible Notes sold pursuant to the Pre-PIPE Securities Purchase Agreements).

The consideration to be paid in, or in connection with, the Merger to each holder of a Pre-Funded Convertible Note Investor Warrant (the “Pre-Funded Convertible Note Investor Warrant Consideration”) shall be one or more warrants to purchase a number of shares of New Merlin Labs Common Stock (“New Merlin Labs Series A Investor Warrants”) equal to the quotient of (i) the aggregate exercise price of such Pre-Funded Convertible Note Investor Warrant immediately prior to the Effective Time, divided by (ii) $12.00.

Upon the terms and subject to the satisfaction or waiver of the conditions of the Merlin Labs Business Combination Agreement, at the Effective Time:

(1)	each share of Merlin Labs Common Stock that is owned by the Company, Merger Sub, or Merlin Labs immediately prior to the Effective Time (each, an “Excluded Share”) will be canceled and shall cease to exist and no consideration will be delivered in exchange therefor;

(2)	each share of Merlin Labs Common Stock that is issued and outstanding immediately prior to the Effective Time (other than Excluded Shares) will be canceled and converted into the right to receive a number of shares of New Merlin Labs Common Stock equal to the Aggregate Consideration divided by the fully diluted capital of Merlin Labs, which is the sum (without duplication) of the aggregate number of shares of Merlin Labs Common Stock that are (i) issued and outstanding immediately prior to the Effective Time (including those issued upon conversion of all issued and outstanding preferred stock of Merlin Labs, as applicable, and excluding securities underlying the Pre-Funded Convertible Notes or Pre-Funded Convertible Note Investor Warrant), (ii) issuable upon full exercise of all issued and outstanding options of Merlin Labs, and (iii) issuable upon full settlement of all issued and outstanding Merlin Labs RSU (as defined below) (such conversion ratio, the “Exchange Ratio”);

(3)	each option to purchase equity securities of Merlin Labs (“Merlin Labs Option”) will automatically cease to represent an option to purchase Merlin Labs Common Stock and be assumed and converted on the same terms and conditions as were applicable as of the Effective Time, into an option to acquire that number of New Merlin Labs Common Stock (rounded down to the nearest whole share) equal to the product of (A) the number of shares of Merlin Labs Common Stock subject to such Merlin Labs Option and (B) the Exchange Ratio, at an exercise price per share of Merlin Labs Common Stock (rounded up to the nearest whole cent) equal to the quotient obtained by dividing (x) the exercise price per share of Merlin Labs Common Stock of such Merlin Labs Option by (y) the Exchange Ratio;

(4)	each restricted stock unit in respect of equity securities of Merlin Labs, granted pursuant to the 2018 Equity Incentive Plan of Merlin Labs after the date of the Business Combination Agreement and prior to the Effective Time (“Merlin Labs RSU”), will cease to represent a right to acquire shares of Merlin Labs Common Stock and be assumed and converted on the same terms and conditions as were applicable as of the Effective Time, into a restricted stock unit representing the right to acquire that number of New Merlin Labs Common Stock (rounded down to the nearest whole share) equal to the product of (A) the number of shares of Merlin Labs Common Stock subject to such Merlin Labs RSU and (B) the Exchange Ratio;

(5)	each Pre-Funded Convertible Note that is outstanding immediately prior to the Effective Time will automatically be canceled and converted into the right to receive the Convertible Note Consideration;

(6)	each Pre-Funded Convertible Note Investor Warrant that is outstanding and unexercised immediately prior to the Effective Time will automatically be canceled and converted into the right to receive the Pre-Funded Convertible Note Investor Warrant Consideration; and

(7)	(x) each then issued and outstanding Post-Domestication Right shall convert automatically into one-tenth of one share of New Merlin Labs Common Stock, pursuant to that certain Rights Agreement, dated as of October 31, 2024, by and between Inflection Point and the right agent with any fractional shares of New Merlin Labs Common Stock to be issued in connection with such conversion rounded down to the nearest whole share; and (y) each then issued and outstanding Post-Domestication Unit shall be canceled and will thereafter entitle the holder thereof to one and one-tenth (1.1) shares of New Merlin Labs Common Stock, with any fractional shares of New Merlin Labs Common Stock to be issued in connection with such separation rounded down to the nearest whole share.

Closing Conditions

The obligations of the Company and Merlin Labs to consummate the Merlin Labs Business Combination are subject to the satisfaction or waiver of other customary closing conditions, including without limitation: (i) the adoption and/or approval, as applicable, by the Company’s shareholders of (A) the Merlin Labs Business Combination Agreement and Merlin Labs Business Combination in accordance with applicable law and exchange rules and regulations, (B) the Domestication, (C) the proposed charter and the bylaws of New Merlin Labs upon Domestication, including any separate or unbundled advisory proposals as are required to implement the foregoing, (D) the issuance of shares of New Merlin Labs Common Stock, Series A Preferred Stock and Series A Preferred Investor Warrants, as required by Nasdaq Listing Rule 5635, (E) the equity incentive plan and employee stock purchase plan of New Merlin Labs as described in the Merlin Labs Business Combination Agreement, (F) the appointment of director nominees in accordance with the terms in the Merlin Labs Business Combination Agreement, (G) any other proposals as the SEC (or staff member thereof) may indicate are necessary, (H) any other proposals as reasonably agreed to by the parties to the Merlin Labs Business Combination Agreement to be necessary or appropriate in connection with the Merlin Labs Business Combination, and (I) adjournment of the extraordinary general meeting (as defined below) to a later date or dates, if necessary or convenient, in the reasonable determination of the chairman of the Company, to (x) permit further solicitation and vote of proxies in the event that there are insufficient votes for any of the foregoing, (y) if the Company determines that one or more of the conditions to Closing is not or will not be satisfied or waived or (z) to facilitate the Domestication, the Merger or any other transactions contemplated by the Merlin Labs Business Combination Agreement and ancillary documents (such proposals in (A) through (I), together, the “Transaction Proposals”), (ii) the approval of the Merlin Labs Business Combination Agreement and the Merlin Labs Business Combination (including the Merger) by the affirmative vote or written consent of the stockholders of Merlin Labs, pursuant to the terms and in accordance with satisfaction of the conditions of the organizational documents of Merlin Labs and applicable law, (iii) no adverse law or order, (iv) the registration statement covering the becoming effective, (v) approval of the listing of the New Merlin Labs Common Stock on the Nasdaq Stock Market LLC, subject to satisfaction of the round lot holders requirement for initial listing, (vi) the accuracy of the representations and warranties and the performance of the covenants and agreements of each of the parties to the Merlin Labs Business Combination Agreement, in each case subject to certain qualifiers, (vii) the expiration of all waiting periods (and any extensions thereof) under the Hart-Scott-Rodino Act with respect to the Merlin Labs Business Combination, (viii) the completion of the Domestication, and (ix) duly executed pay-off letters certifying certain indebtedness of Merlin Labs and its subsidiaries, as specified in the Merlin Labs Business Combination Agreement, shall have been paid off, to the extent it is paid off pursuant to the Merlin Labs Business Combination Agreement.

Sponsor Support Agreement

Concurrently with the execution of the Merlin Labs Business Combination Agreement, the Company entered into the Sponsor Support Agreement (the “Sponsor Support Agreement”) with Merlin Labs, the Sponsor and Inflection Point Fund (each a “Restricted Holder” and together, the “Restricted Holders”), pursuant to which each Restricted Holder agreed to, among other things, (i) vote in favor of adoption of the Transaction Proposals, (ii) vote against any Alternative Transaction (as defined in the Merlin Labs Business Combination Agreement) and any merger agreement or merger other than the Transaction Proposals, the Merlin Labs Business Combination Agreement and the Merlin Labs Business Combination; (iii) vote against any change in the business, management, or board of directors of Inflection Point (other than in connection with the Transaction Proposals or pursuant to the Merlin Labs Business Combination Agreement or ancillary agreements) and (iv) vote against any proposal, action or agreement that would (A) impede, interfere, frustrate, prevent or nullify any provision of the Sponsor Support Agreement, the Merlin Labs Business Combination Agreement or the Merlin Labs Business Combination, (B) result in a breach in any respect of any covenant, representation, warranty or any other obligation or agreement of the Company under the Merlin Labs Business Combination Agreement, (C) result in any of the closing conditions of the Merlin Labs Business Combination Agreement not being fulfilled, (D) result in a breach of any covenant, representation or warranty or other obligation or agreement of such Restricted Holder contained in the Sponsor Support Agreement or (E) change in any manner the dividend policy or capitalization of, including the voting rights of any class of capital stock of, the Company. In addition, pursuant to the Sponsor Support Agreement, each Restricted Holder, severally, agreed to waive, subject to the consummation of the Merlin Labs Business Combination, any and all anti-dilution rights with respect to the rate that the Class B Ordinary Shares convert into the Class A Ordinary Shares in connection with the transactions contemplated by the Merlin Labs Business Combination Agreement.

Stockholder Voting and Support Agreement

Concurrently with the execution of the Merlin Labs Business Combination Agreement, the holders of equity securities of Merlin Labs (the “Merlin Labs Stockholders”) and Merlin Labs entered into the Voting and Support Agreement (the “Stockholder Voting and Support Agreement”), pursuant to which Merlin Labs Stockholders have agreed to, among other things, vote (or act by written consent) (a) to approve and adopt the Merlin Labs Business Combination Agreement and the consummation of the Merlin Labs Business Combination; (b) against any Alternative Transaction or any proposal relating to an Alternative Transaction; (c) against any merger agreement or merger (other than the Merlin Labs Business Combination Agreement and the Merlin Labs Business Combination), consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by Merlin Labs; (d) against any change in the business or board of directors of Merlin Labs (other than pursuant to the Merlin Labs Business Combination Agreement or the Ancillary Documents (as defined in the Merlin Labs Business Combination Agreement)); (e) against any proposal, action or agreement that would (A) impede, interfere, frustrate, prevent or nullify any provision of the Stockholder Voting and Support Agreement, the Merlin Labs Business Combination Agreement or the Merlin Labs Business Combination, (B) result in a breach in any respect of any covenant, representation, warranty or any other obligation or agreement of Merlin Labs under the Merlin Labs Business Combination Agreement, (C) result in any of the closing conditions of the Merlin Labs Business Combination Agreement not being fulfilled, (D) result in a breach of any covenant, representation or warranty or other obligation or agreement of such Merlin Labs Stockholder contained in the Stockholder Voting and Support Agreement or (E) change in any manner the dividend policy or capitalization of, including the voting rights of any class of capital stock of, Merlin Labs and (f) to convert all outstanding shares of preferred stock of Merlin Labs into Merlin Labs Common Stock as of immediately prior to the Effective Time, conditioned upon and subject to the closing of the Merlin Labs Business Combination, in accordance with the organizational documents of Merlin Labs.

Pursuant to the Stockholder Voting and Support Agreement, until the earliest of the Closing, termination of the Merlin Labs Business Combination Agreement or the liquidation of Merlin Labs, no Merlin Labs Stockholder shall (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, any Subject Securities (as defined in the Stockholder Voting and Support Agreement), (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any Subject Securities without the prior written consent of Merlin Labs and the Company, unless such transfer is deemed a Permitted Transfer (as defined in the Stockholder Voting and Support Agreement).

In addition, pursuant to the Stockholder Voting and Support Agreement, each Merlin Labs Stockholder has agreed not to commence, join in, facilitate, assist or encourage, and has agreed to take all actions necessary to opt out of any class in any class action with respect to, any claim, derivative or otherwise, against the Company, Merlin Labs or any of their respective successors or directors, (a) challenging the validity of, or seeking to enjoin the operation of, any provision of the Stockholder Voting and Support Agreement or (b) alleging a breach of any fiduciary duty of any person in connection with the evaluation, negotiation or entry into the Stockholder Voting and Support Agreement, the Merlin Labs Business Combination Agreement or the Merlin Labs Business Combination. Each Merlin Labs Stockholder has also waived and agreed not to exercise any rights of appraisal or rights to dissent from the Merlin Labs Business Combination that they may have in respect of the Subject Securities.

Series A Preferred Stock Investment

In connection with the transactions contemplated by the Merlin Labs Business Combination Agreement, on the Signing Date, the Company, Merlin Labs and the accredited investor named therein, (the “Series A Preferred Stock Investor”) entered into a Securities Purchase Agreement (the “Series A SPA”). Pursuant to the Series A SPA, the Series A Preferred Stock Investor has agreed, among other things, to purchase, at Closing, 4,901,961 shares of Series A Preferred Stock, having the rights, preferences and privileges set forth in the Certificate of Designation of Preferences, Rights and Limitations of 12.0% Series A Cumulative Convertible Preferred Stock (the “Certificate of Designation”) and a New Merlin Labs Series A Investor Warrant to purchase a number of shares of New Merlin Labs Common Stock equal to the amount of shares into which such shares of New Merlin Labs Common Stock underlying the Series A Preferred Stock are initially convertible, for an aggregate purchase price of $50,000,000 (the “Series A Preferred Stock Investment”). Each share of Series A Preferred Stock will have a stated value of $12.00.

The Series A SPA includes customary representations and warranties from Merlin Labs, the Company and the Series A Preferred Stock Investor and is subject to customary closing conditions. The Series A SPA also includes customary covenants and agreements related to transfer restrictions, SEC reports, material non-public information and indemnification. New Merlin Labs Common Stock issuable upon conversion of the New Merlin Labs Series A Preferred Stock and New Merlin Labs Common Stock underlying any New Merlin Labs Series A Investor Warrant will be “Registrable Securities” under a registration rights agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since June 24, 2024 (inception) through September 30, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. There has been no significant change in our financial or trading position since the date of our audited financial statements, as filed in our 2024 Annual Report. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net income of $83,694, which consists of interest earned on investments held in Trust Account of $2,685,470 and interest earned on bank account of $14,040, partially offset by general and administrative expenses of $2,615,816.

For the nine months ended September 30, 2025, we had a net income of $4,809,256, which consists of interest earned on investments held in Trust Account of $7,973,982 and interest earned on bank account of $48,130, partially offset by general and administrative expenses of $3,212,856.

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

For the nine months ended September 30, 2025, cash used in operating activities was $1,057,906. Net income of $4,809,256 was affected by interest earned on investments held in Trust Account of $7,973,982. Changes in operating assets and liabilities provided $2,106,820 of cash for operating activities.

For the period from June 24, 2024 (inception) through September 30, 2024, cash used in operating activities was $0. Net loss of $77,427 was affected by Payment of operation costs through promissory note of $62,741 and Formation cost paid by Sponsor in exchange for issuance of founder shares of $9,153. Changes in operating assets and liabilities provided $5,533 of cash for operating activities.

As of September 30, 2025, we had investments held in the Trust Account of $259,730,180. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash of $1,049,403 for working capital purposes. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of September 30, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Additionally, if a Business Combination is not consummated by the end of the Combination Period, currently November 6, 2026 there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company’s liquidity condition and mandatory liquidation within one year of the issuance of these unaudited condensed financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

The Company’s liquidity condition and mandatory liquidation within one year raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates and Policies

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. Management has identified the determination of the fair value of Rights Shares as a complex accounting estimate.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
1.1	Amendment to Underwriting Agreement, dated August 5, 2025, by and between the Company and Cohen & Company Capital Markets, a division of J.V.B Financial Group, LLC, as representative of the several underwriters (incorporated by reference to Exhibit 1.1 of the Company’s Form 10-Q filed with the Commission on August 8, 2025).
2.1†	Business Combination Agreement, dated as of August 13, 2025, by and among Inflection Point Acquisition Corp. IV, IPDX Merger Sub, Inc. and Merlin Labs, Inc (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the Commission on August 14, 2025).
3.1	Form of Certificate of Designation relating to the 12.0% Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the Commission on August 14, 2025).
4.1	Form of Warrant to be issued to each Series A Preferred Stock Investor (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the Commission on August 14, 2025).
10.1	Sponsor Support Agreement, dated August 13, 2025, by and among Bleichroeder Sponsor 1 LLC, Inflection Point Fund I, LP, Bleichroeder Acquisition Corp. I and Merlin Labs, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Commission on August 14, 2025).
10.2	Form of Stockholder Voting and Support Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Commission on August 14, 2025).
10.3	Form of Sponsor Lock-Up Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the Commission on August 14, 2025).
10.4	Form of Merlin Labs Lock-Up Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the Commission on August 14, 2025).
10.5	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed with the Commission on August 14, 2025).
10.6	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed with the Commission on August 14, 2025).
10.7	Consulting Agreement, dated July 28, 2025, by and between the Company and the Consultant (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Commission on July 31, 2025)
31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inflection Point Acquisition Corp. IV

Date: November 12, 2025	By:	/s/ Michael Blitzer
	Name:	Michael Blitzer
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Robert Folino
	Name:	Robert Folino
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)