Form 10-K
period 2025-12-31
INFLECTION POINT ACQUISITION CORP. IV
filed 2026-03-12
CIK 2028707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

(212) 984-3835
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, computed by reference to the closing price of the Class A Ordinary Shares reported on the Nasdaq Global Market (“Nasdaq”) on June 30, 2025, of $10.31 per share, was $257,750,000.

As of March 11, 2026, there were 25,425,000 Class A ordinary shares, par value $0.0001 per share, and 8,333,333 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) of Inflection Point Acquisition Corp. IV (f/k/a Bleichroeder Acquisition Corp. I, the “Company”, “we”, “us”, “our” or “Inflection Point”), including, without limitation, statements under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate the Proposed Business Combination (as defined below) or any other initial business combination and any other statements that are not statements of current or historical facts. These statements are based on our management team’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial Proposed Business Combination with Merlin (as defined below), or any other business combination;

●	our expectations around the performance of Merlin or any other prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	the potential incentive to consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price for the Founder Shares (as defined below) paid by our Sponsor (as defined below);

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	the value of the Founder Shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Public Shares (as defined below) at such time is substantially less than $10.00 per Public Share;

●	the impact on the amount held in the Trust Account, our capitalization, principal shareholders and other impacts on our Company (as defined below) or management team should we seek to extend the completion window (as defined below) consistent with applicable laws, regulations and stock exchange rules;

●	our financial performance; or

●	the other risks and uncertainties discussed in “Item 1A. Risk Factors” below.

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

Risk Factor Summary

●	Our Public Shareholders voted on the Proposed Business Combination on March 12, 2026, but if we do not consummate the Proposed Business Combination and pursue an alternative initial business combination opportunity, our Public Shareholders may not be afforded an opportunity to vote on our initial business combination, and even if we hold a vote, holders of our Founder Shares and Private Placement Units will participate in such vote, which means we may complete our initial business combination even though a majority of our Public Shareholders do not support such a combination.

●	Our Public Shareholders’ only opportunity to affect the investment decision regarding a potential Business Combination may be limited to the exercise of their right to redeem their Public Shares from us for cash.

●	We sought shareholder approval of the Proposed Business Combination at the EGM held on March 12, 2026, at which the Sponsor voted in favor of the Business Combination. If we do not consummate the Proposed Business Combination and instead pursue an alternative initial business combination opportunity and seek shareholder approval thereof, the Sponsor has agreed to vote in favor of such business combination, regardless of how our Public Shareholders vote.

●	The ability of our Public Shareholders to redeem their Public Shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

●	The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Public Shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable Business Combination or optimize our capital structure.

●	The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	If we do not complete the Proposed Business Combination, we may not be able to consummate our initial business combination within the completion window, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

●	We may decide not to extend the term we have to consummate our initial business combination, in which case we would redeem our Public Shares, and the Public Rights may be worthless.

●	If we seek shareholder approval of our initial business combination, our Sponsor, directors, executive officers, and their affiliates may elect to purchase Public Shares or Public Rights from Public Shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A Ordinary Shares or Rights.

●	If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders.

●	If the net proceeds of the IPO and simultaneous private placement not being held in the Trust Account are insufficient to allow us to operate until the completion of the Business Combination, we will depend on loans from the Sponsor or management team to complete the Business Combination.

●	If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

●	Our directors may decide not to enforce the indemnification obligations of the Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to the Public Shareholders.

●	Our shareholders may be held liable for claims by third parties against the Company to the extent of distributions received by them upon redemption of their shares.

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations, including the Proposed Business Combination.

●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

●	We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

●	An investment in our securities may result in uncertain U.S. federal income tax consequences.

●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, as members of our management team have in connection with the Proposed Business Combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or Public Rights, potentially at a loss.

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.

PART I

Item 1. Business.

Overview

We are a blank check company incorporated as a Cayman Islands exempted corporation on June 24, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. Inflection Point has neither engaged in any operations nor generated any operating revenues to date.

The Initial Public Offering

On June 25, 2024, Bleichroeder Sponsor 1 LLC (the “Sponsor”) made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of our deferred offering costs and expenses, for which the Company issued 7,187,500 Class B ordinary shares, par value $0.001 per share (the “Class B Ordinary Shares”) to the Sponsor. On October 2, 2024, we capitalized $239.58 standing to the credit of our share premium account and issued an additional 2,395,833 Founder Shares to the Sponsor, resulting in the Sponsor holding an aggregate of 9,583,333 Founder Shares (up to 1,250,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised), for a purchase price of approximately $0.003 per share. On November 4, 2024, the underwriters forfeited their over-allotment option to purchase up to an additional 3,750,000 units. As a result of the over-allotment option forfeiture by the underwriters, 1,250,000 Class B Ordinary Shares were surrendered by the Sponsor in order for the Sponsor to maintain ownership of 25% of the issued and outstanding shares of the Company (excluding the Class A Ordinary Shares underlying the Private Placement Units held by the Sponsor (each as defined below)). Such surrendered shares were cancelled by the Company.

The registration statement for the initial public offering (the “IPO”) was declared effective on October 31, 2024. On November 4, 2024, we consummated the IPO of 25,000,000 units the (“Units”) at $10.00 per unit, generating gross proceeds of $250,000,000. Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A Ordinary Shares”, together with the Class B Ordinary Shares, the “Ordinary Shares”, and the Class A Ordinary Shares sold as part of the Units in the IPO, the “Public Shares”) and one  right, with each right entitling the holder thereof to purchase one-tenth of one Class A Ordinary Share at the consummation of our initial business combination (the “Rights” and the Rights sold as part of the Units in the IPO, the “Public Rights”).

Simultaneously with the sale of the 25,000,000 Units in our IPO, we completed the private sale of an aggregate of 425,000 Units to the Sponsor at a purchase price of $10.00 per Unit (the “Private Placement Units”), generating gross proceeds of $4,250,000. The Private Placement Units are identical to the units sold in our IPO except that, so long as they are held by our Sponsor or its permitted transferees, the Private Placement Units (including their component securities) (i) may not (including the Class A Ordinary Shares issuable upon conversion of the underlying rights), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination and (ii) will be entitled to registration rights.

Following the closing of the IPO on November 4, 2024, an amount of $250,000,000 ($10.00 per unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units, was placed in a trust account established in connection with the IPO (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our taxes, the proceeds from the IPO and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of an initial business combination, (ii) the redemption of the Public Shares if we are unable to complete the initial business combination within 24 months from the closing of the IPO or by such earlier liquidation date as our board of directors may approve (the “completion window”), subject to applicable law and our amended and restated memorandum and articles of association (the “Articles”), or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Articles to (A) modify the substance or timing of our obligation to allow redemption in connection with the initial business combination or to redeem 100% of the Public Shares if we have not consummated an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds deposited in the Trust Account could become subject to the claims of Inflection Point’s creditors, if any, which could have priority over the claims of the Public Shareholders.

Management Team Changes

Effective July 2025, (i) Andrew Gundlach resigned as President and Chief Executive Officer of the Company, and was appointed as Executive Chairman of our board of directors; (ii) Marcello Padula resigned as Chief Financial Officer of the Company; and (iii) Michael Blitzer, Robert Folino and Kevin Shannon were appointed as President and Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, respectively, of the Company. Mr. Blitzer was also appointed to our board of directors.

Name Change Proposal and Article 50.5 Amendment Proposal

On October 21, 2025, our shareholders approved (i) a proposal to change the name of the name of the Company from “Bleichroeder Acquisition Corp. I” to “Inflection Point Acquisition Corp. IV” and to adopt an amendment to the Articles to reflect the change of name (the “Name Change Proposal”) and (ii) a proposal to amend the Articles to allow us to consummate the redemption of the Public Shares at an earlier time in connection with the commencement of the procedures to consummate a proposed business combination if the our board of directors determines it is desirable to facilitate the consummation of such business combination (“Article 50.5 Amendment Proposal”). An amendment to the Articles reflecting the changes approved by shareholders was filed with the Cayman Registrar of Companies.

Proposed Business Combination with Merlin

On August 13, 2025, we entered into the Business Combination Agreement, dated as of August 13, 2025, with IPDX Merger Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of the Company (“Merger Sub”) and Merlin Labs, Inc., a Delaware corporation (referred to herein prior to the Business Combination, as “Merlin” and subsequent to the Business Combination, as “Merlin OpCo”) (as it may be amended, restated, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement”), pursuant to which, among other things and subject to the terms and conditions therein: (1) we will change our jurisdiction of incorporation by deregistering from the Register of Companies in the Cayman Islands as a Cayman Islands exempted company by way of continuation out of the Cayman Islands and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”, and the Company after the Domestication, “Post-Domestication Inflection Point”), (2) following the Domestication, Merger Sub will merge with and into Merlin, with Merlin surviving the merger as a wholly-owned subsidiary of the Company, resulting in a combined company whereby Merlin OpCo will become a wholly-owned subsidiary of the Company, and substantially all of the assets and the business of the combined company will be held and operated by Merlin OpCo and its subsidiaries (the “Merger”) and (3) the other transactions contemplated by the Business Combination Agreement and documents related thereto will be consummated (such transactions, together with the Merger and the Domestication, the “Proposed Business Combination”). In connection with the Business Combination, we will change our name to “Merlin, Inc.” (such company after the closing of the Business Combination, “New Merlin”).

Merlin Labs, Inc. is a Delaware corporation formed on March 10, 2022. Merlin is a leader in developing aircraft-agnostic autonomy for national security applications, with a dual-track civil certification program that has the company on pace to be the first to certify an AI skill on an aircraft.

The Domestication

The Company will, subject to obtaining the required shareholder approvals change its jurisdiction of incorporation by deregistering from the Register of Companies in the Cayman Islands as a Cayman Islands exempted company by way of continuation out of the Cayman Islands and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. In connection with the completion of the Proposed Business Combination, the Company will provide the Public Shareholders the opportunity to redeem their Public Shares on the terms and conditions set forth in the Business Combination Agreement and the Company’s governing documents. The Company will complete the Redemption of properly tendered Public Shares at least one day prior to the Domestication.

Subject to the satisfaction or waiver of the conditions of the Business Combination Agreement, including approval of our shareholders, which was received in connection with the extraordinary general meeting held on March 12, 2026 (the “EGM”), (a) immediately prior to the Domestication, pursuant to that certain Sponsor Support Agreement, dated as of August 13, 2025 (the “Sponsor Support Agreement”), by and among the Company, Merlin, the Sponsor, and Inflection Point Fund, the holders of the Founder Shares (such holders, the “Class B Shareholders”), will elect to convert each Founder Share, on a one-for-one basis, into a Class A Ordinary Share (the “Sponsor Share Conversion”); (b) in connection with the Domestication, (i) each of the then issued and outstanding Class A Ordinary Shares will convert automatically, on a one-for-one basis, into a share of New Merlin Common Stock; (ii) each of the then issued and outstanding Rights will convert automatically into a right of Post-Domestication Inflection Point (each right, a “Post-Domestication Right”); and (iii) each of the then issued and outstanding Units will convert automatically into a unit of Post-Domestication Inflection Point, consisting of one share of New Merlin Common Stock and one Post-Domestication Right.

The Merger and Consideration

Upon the terms and subject to the satisfaction or waiver of the conditions of the Business Combination Agreement, immediately prior to the effective time of the Merger (the “Effective Time”):

(1)	each convertible security of Merlin (other than the Pre-Funded Convertible Notes (as defined below)) that is outstanding immediately prior to the Effective Time, to the extent applicable, will automatically convert in full into shares of preferred stock or common stock of Merlin (“Merlin Common Stock”), in accordance with the terms thereof;

(2)	each warrant of Merlin exercisable for the preferred stock of Merlin that is outstanding and unexercised immediately prior to the Effective Time will automatically be exercised on a cashless basis in full in accordance with its terms or otherwise exercised in full;

(3)	immediately after giving effect to the conversions and exercises set forth in clauses (1) and (2) above, each issued and outstanding share of preferred stock of Merlin (including each share of preferred stock issued upon the conversions and exercises described in clauses (1) and (2) above) will automatically convert into such number of shares of Merlin Common Stock into which such shares of preferred stock of Merlin, as applicable, are convertible in connection with the Merger pursuant to the organizational documents of Merlin; and

(4)	each warrant of Merlin (other than the Pre-Funded Warrants (as defined below)) exercisable for Merlin Common Stock that is outstanding and unexercised immediately prior to the Effective Time shall automatically be exercised on a cashless basis in full in accordance with its terms or otherwise exercised in full.

In connection with the transactions contemplated by the Business Combination Agreement, on July 2, 2025, and on August 13, 2025, Merlin entered into certain convertible note purchase agreements (the “Pre-Funded NPAs”) and securities purchase agreement (the “Signing Pre-Funded SPA” and together with the Pre-Funded NPAs, the “Signing Pre-Funded PIPE Agreements”), respectively, with certain accredited investors named therein (collectively, the “Pre-Funded Investors”). Pursuant to the Signing Pre-Funded PIPE Agreements, the Pre-Funded Investors agreed, among other things, to purchase, and Merlin issued and sold, an aggregate of approximately $78 million of convertible promissory notes (the “Pre-Funded Convertible Notes”) and warrants to purchase a number of shares of Merlin Common Stock at a purchase price of $12.00 per share (the “Pre-Funded Warrants”), substantially concurrently with the execution and delivery of the Business Combination Agreement.

On November 17, 2025, Merlin and one of the Pre-Funded Investors entered into an additional securities purchase agreement (“Post-Signing Pre-Funded SPA,” collectively with the Signing Pre-Funded SPAs, the “Pre-Funded SPAs”), pursuant to which such Pre-Funded Investor purchased for approximately $9.3 million an additional Pre-Funded Convertible Note with a principal amount of approximately $10.9 million and a Pre-Funded Warrant, on the same terms and conditions as the Signing Pre-Funded SPA (such investments contemplated by the Signing Pre-Funded PIPE Agreements and the Post-Signing Pre-Funded SPA, the “Pre-Funded Note Investment”).

Pursuant to the Business Combination Agreement, the aggregate consideration (the “Aggregate Consideration”) to be paid to the holders of securities of Merlin (the “Merlin Equity Holders”) (other than the holders of the Pre-Funded Convertible Notes and the Pre-Funded Warrants in respect of those securities) in, or in connection with, the Merger shall be the number of shares of New Merlin Common Stock equal to the quotient of: (a) $800,000,000 (the “Purchase Price”), divided by (b) the price at which each Public Share may be redeemed in connection with the EGM.

The consideration to be paid in, or in connection with, the Merger to each holder of a Pre-Funded Convertible Note (the “Convertible Note Consideration”) shall be a number of shares of New Merlin’s 12.0% Series A Cumulative Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”) equal to the quotient, rounded up to the nearest whole share, of (i) the total outstanding principal and accrued and unpaid interest on each Pre-Funded Convertible Note as of one day prior to the Closing, divided by (ii) $10.20 (with respect to the Pre-Funded Convertible Notes sold pursuant to the Pre-Funded NPAs), as may be adjusted pursuant to the terms and conditions of such Pre-Funded Convertible Notes, or $12.00 (with respect to the Pre-Funded Convertible Notes sold pursuant to the Pre-Funded SPAs).

The consideration to be paid in, or in connection with, the Merger to each holder of a Pre-Funded Warrant (the “Pre-Funded Warrant Consideration”) shall be one or more warrants to purchase a number of shares of New Merlin Common Stock (“New Merlin Series A Warrants”) equal to the quotient of (i) the aggregate exercise price of such Pre-Funded Warrant immediately prior to the Effective Time, divided by (ii) $12.00.

Upon the terms and subject to the satisfaction or waiver of the conditions of the Business Combination Agreement, at the Effective Time:

(1)	each share of Merlin Common Stock that is owned by the Company, Merger Sub, or Merlin immediately prior to the Effective Time (each, an “Excluded Share”) will be canceled and shall cease to exist and no consideration will be delivered in exchange therefor;

(2)	each share of Merlin Common Stock that is issued and outstanding immediately prior to the Effective Time (other than Excluded Shares) will be canceled and converted into the right to receive a number of shares of New Merlin Common Stock equal to the Aggregate Consideration divided by the fully diluted capital of Merlin, which is the sum (without duplication) of the aggregate number of shares of Merlin Common Stock that are (i) issued and outstanding immediately prior to the Effective Time (including those issued upon conversion of all issued and outstanding preferred stock of Merlin, as applicable, and excluding securities underlying the Pre-Funded Convertible Notes or Pre-Funded Warrant), (ii) issuable upon full exercise of all issued and outstanding options of Merlin, and (iii) issuable upon full settlement of all issued and outstanding Merlin RSU (as defined below) (such conversion ratio, the “Exchange Ratio”);

(3)	each option to purchase equity securities of Merlin (“Merlin Option”) will automatically cease to represent an option to purchase Merlin Common Stock and be assumed and converted on the same terms and conditions as were applicable as of the Effective Time, into an option to acquire that number of New Merlin Common Stock (rounded down to the nearest whole share) equal to the product of (A) the number of shares of Merlin Common Stock subject to such Merlin Option and (B) the Exchange Ratio, at an exercise price per share of Merlin Common Stock (rounded up to the nearest whole cent) equal to the quotient obtained by dividing (x) the exercise price per share of Merlin Common Stock of such Merlin Option by (y) the Exchange Ratio;

(4)	each restricted stock unit in respect of equity securities of Merlin, granted pursuant to the 2018 Equity Incentive Plan of Merlin after the date of the Business Combination Agreement and prior to the Effective Time (“Merlin RSU”), will cease to represent a right to acquire shares of Merlin Common Stock and be assumed and converted on the same terms and conditions as were applicable as of the Effective Time, into a restricted stock unit representing the right to acquire that number of New Merlin Common Stock (rounded down to the nearest whole share) equal to the product of (A) the number of shares of Merlin Common Stock subject to such Merlin RSU and (B) the Exchange Ratio;

(5)	each Pre-Funded Convertible Note that is outstanding immediately prior to the Effective Time will automatically be canceled and converted into the right to receive the Convertible Note Consideration;

(6)	each Pre-Funded Warrant that is outstanding and unexercised immediately prior to the Effective Time will automatically be canceled and converted into the right to receive the Pre-Funded Warrant Consideration; and

(7)	(x) each then issued and outstanding Post-Domestication Right shall convert automatically into one-tenth of one share of New Merlin Common Stock, pursuant to that certain Rights Agreement, dated as of October 31, 2024, by and between the Company and the right agent with any fractional shares of New Merlin Common Stock to be issued in connection with such conversion rounded down to the nearest whole share; and (y) each then issued and outstanding Post-Domestication Unit shall be canceled and will thereafter entitle the holder thereof to one and one-tenth (1.1) shares of New Merlin Common Stock, with any fractional shares of New Merlin Common Stock to be issued in connection with such separation rounded down to the nearest whole share.

Closing Conditions

The obligations of the Company and Merlin to consummate the Proposed Business Combination are subject to the satisfaction or waiver of other customary closing conditions, including without limitation: (i) the adoption and/or approval, as applicable, by the Company’s shareholders of the Transaction Proposals, which we received pursuant to the EGM held on March 12, 2026, (ii) the approval of the Business Combination Agreement and the Proposed Business Combination (including the Merger) by the affirmative vote or written consent of the Merlin Stockholders, pursuant to the terms and in accordance with satisfaction of the conditions of the organizational documents of Merlin and applicable law, which was received on February 12, 2026, (iii) no adverse law or order, (iv) the registration statement covering the Proposed Business Combination becoming effective, in connection with the Registration Statement was declared effective by the SEC on February 12, 2026, (v) approval of the listing of the New Merlin Common Stock on the Nasdaq Stock Market LLC, subject to satisfaction of the round lot holders requirement for initial listing, (vi) the accuracy of the representations and warranties and the performance of the covenants and agreements of each of the parties to the Business Combination Agreement, in each case subject to certain qualifiers, (vii) with respect to the Proposed Business Combination, the expiration of all waiting periods (and any extensions thereof) under the Hart-Scott-Rodino Act, in connection with which the waiting period with respect to the Proposed Business Combination expired on October 30, 2025, (viii) the completion of the Domestication, and (ix) duly executed pay-off letters certifying certain indebtedness of Merlin and its subsidiaries, as specified in the Business Combination Agreement, shall have been paid off, to the extent it is paid off pursuant to the Business Combination Agreement.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company entered into the Sponsor Support with Merlin, the Sponsor and Inflection Point Fund (each a “Restricted Holder” and together, the “Restricted Holders”), pursuant to which each Restricted Holder agreed to, among other things, (i) vote in favor of adoption of the Transaction Proposals, (ii) vote against any Alternative Transaction (as defined in the Business Combination Agreement) and any merger agreement or merger other than the Transaction Proposals, the Business Combination Agreement and the Proposed Business Combination; (iii) vote against any change in the business, management, or board of directors of the Company (other than in connection with the Transaction Proposals or pursuant to the Business Combination Agreement or ancillary agreements) and (iv) vote against any proposal, action or agreement that would (A) impede, interfere, frustrate, prevent or nullify any provision of the Sponsor Support Agreement, the Business Combination Agreement or the Proposed Business Combination, (B) result in a breach in any respect of any covenant, representation, warranty or any other obligation or agreement of the Company under the Business Combination Agreement, (C) result in any of the closing conditions of the Business Combination Agreement not being fulfilled, (D) result in a breach of any covenant, representation or warranty or other obligation or agreement of such Restricted Holder contained in the Sponsor Support Agreement or (E) change in any manner the dividend policy or capitalization of, including the voting rights of any class of capital stock of, the Company. In addition, pursuant to the Sponsor Support Agreement, each Restricted Holder, severally, agreed to waive, subject to the consummation of the Proposed Business Combination, any and all anti-dilution rights with respect to the rate that the Class B Ordinary Shares convert into the Class A Ordinary Shares in connection with the transactions contemplated by the Business Combination Agreement.

Stockholder Voting and Support Agreement

Concurrently with the execution of the Business Combination Agreement, the holders of equity securities of Merlin (the “Merlin Stockholders”) and Merlin entered into the Voting and Support Agreement (the “Stockholder Voting and Support Agreement”), pursuant to which Merlin Stockholders have agreed to, among other things, vote (or act by written consent) (a) to approve and adopt the Business Combination Agreement and the consummation of the Proposed Business Combination; (b) against any Alternative Transaction or any proposal relating to an Alternative Transaction; (c) against any merger agreement or merger (other than the Business Combination Agreement and the Proposed Business Combination), consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by Merlin; (d) against any change in the business or board of directors of Merlin (other than pursuant to the Business Combination Agreement or the Ancillary Documents (as defined in the Business Combination Agreement)); (e) against any proposal, action or agreement that would (A) impede, interfere, frustrate, prevent or nullify any provision of the Stockholder Voting and Support Agreement, the Business Combination Agreement or the Proposed Business Combination, (B) result in a breach in any respect of any covenant, representation, warranty or any other obligation or agreement of Merlin under the Business Combination Agreement, (C) result in any of the closing conditions of the Business Combination Agreement not being fulfilled, (D) result in a breach of any covenant, representation or warranty or other obligation or agreement of such Merlin Stockholder contained in the Stockholder Voting and Support Agreement or (E) change in any manner the dividend policy or capitalization of, including the voting rights of any class of capital stock of, Merlin and (f) to convert all outstanding shares of preferred stock of Merlin into Merlin Common Stock as of immediately prior to the Effective Time, conditioned upon and subject to the closing of the Proposed Business Combination, in accordance with the organizational documents of Merlin.

Pursuant to the Stockholder Voting and Support Agreement, until the earliest of the Closing, termination of the Business Combination Agreement or the liquidation of Merlin, no Merlin Stockholder shall (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, any Subject Securities (as defined in the Stockholder Voting and Support Agreement), (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any Subject Securities without the prior written consent of Merlin and the Company, unless such transfer is deemed a Permitted Transfer (as defined in the Stockholder Voting and Support Agreement).

In addition, pursuant to the Stockholder Voting and Support Agreement, each Merlin Stockholder has agreed not to commence, join in, facilitate, assist or encourage, and has agreed to take all actions necessary to opt out of any class in any class action with respect to, any claim, derivative or otherwise, against the Company, Merlin or any of their respective successors or directors, (a) challenging the validity of, or seeking to enjoin the operation of, any provision of the Stockholder Voting and Support Agreement or (b) alleging a breach of any fiduciary duty of any person in connection with the evaluation, negotiation or entry into the Stockholder Voting and Support Agreement, the Business Combination Agreement or the Proposed Business Combination. Each Merlin Stockholder has also waived and agreed not to exercise any rights of appraisal or rights to dissent from the Proposed Business Combination that they may have in respect of the Subject Securities.

Series A Preferred Stock Investment

In connection with the transactions contemplated by the Business Combination Agreement, on August 13, 2025, the Company, Merlin and the accredited investor named therein (the “Closing PIPE Investor”) entered into a Securities Purchase Agreement (the “Initial Series A SPA”). Pursuant to the Series A SPA, the Closing PIPE Investor agreed, among other things, to purchase, at Closing, 4,901,961 shares of Series A Preferred Stock, having the rights, preferences and privileges set forth in the Certificate of Designation of Preferences, Rights and Limitations of 12.0% Series A Cumulative Convertible Preferred Stock (the “Certificate of Designation”) and a New Merlin Series A Warrant, for an aggregate purchase price of $50 million. Each share of Series A Preferred Stock will have a stated value of $12.00 (the “Stated Value”). On November 17, 2025, we and Merlin entered into an amendment to the Initial Series A SPA with the Closing PIPE Investor (“Amendment No. 1 to the Initial Series A SPA”), pursuant to which the Closing PIPE Investor agreed to increase its investment to $100 million, for which it will receive 9,803,922 shares of Series A Preferred Stock (at a price of $10.20 per share) and a New Merlin Series A Warrant to purchase a number of shares of New Merlin Common Stock equal to the number of shares of New Merlin Common Stock into which such shares of Series A Preferred Stock are initially convertible (the “Initial Closing PIPE Investment”).

Additionally, on November 17, 2025, we and Merlin also entered into Securities Purchase Agreements (the “Additional Series A SPAs,” collectively with the Initial Series A SPA, the “Series A SPAs”), with certain accredited investors as signatories thereto (the “Additional Closing PIPE Investors”), pursuant to which, among other things, the Additional Closing PIPE Investors agreed to purchase, and we agreed to sell, an aggregate of 1,666,668 shares of Series A Preferred Stock (at a price of $12.00 per share) and warrants to purchase a number of shares of New Merlin Common Stock that is equal to 75% of the number of shares into which such shares of New Merlin Preferred Stock are initially convertible (each, an “Upsized New Merlin Series A Warrant”), in a private placement, on substantially the same terms as the Closing PIPE Subscription Agreement, for an aggregate purchase price of $20 million (the “Additional Closing PIPE Investment,” together with the Initial Closing PIPE Investment, the “Closing PIPE Investment”).

In connection with the Proposed Business Combination, we filed a Registration Statement on Form S-4 (File No. 333-292719) with the U.S. Securities and Exchange Commission (the “SEC”) on January 14, 2026 (as amended, the “Registration Statement”), which was declared effective by the SEC on February 12, 2025, at 4:00 PM. On February 13, 2025, we commenced mailing of the definitive proxy statement and other relevant documents to our shareholders as of the record date established for voting on the Proposed Business Combination.

On March 12, 2026, at the offices of White & Case LLP at 1221 Avenue of the Americas, New York, New York 10020, we held the EGM to approve proposals in connection with the Proposed Business Combination. Each of the proposals to vote on the Proposed Business Combination (collectively, the “Transaction Proposals”) was approved by a requisite vote of the shareholders. For more information on the results of the EGM, please see the Current Report on Form 8-K filed with the SEC on March 12, 2026 (File No. 001-42392).

Having received the requisite vote of our shareholders, we expect to consummate the Proposed Business Combination on March 16, 2026. Additionally, the parties have received the approval of Nasdaq to list the securities of New Merlin under “MRLN” following the consummation of the Proposed Business Combination. For more information on the Proposed Business Combination, please see our Prospectus filed with the SEC on February 12, 2026, pursuant to Rule 424(b)(3) (File No. 333-292719).

Business Strategy

At the time of the IPO, we developed the following high level business strategy that we used and, in the unlikely event that we do not consummate the Proposed Business Combination, may continue to use to screen for and evaluate target businesses. In connection with the Proposed Business Combination, we sought to capitalize, and in the unlikely scenario we do not consummate the Proposed Business Combination and instead seek to complete another initial business combination, we may seek to capitalize on the collective experience and complimentary expertise of our co-founders, management team and Sponsor. We believe that they are well-positioned to identify attractive Business Combination opportunities within the technology industry, as well as attractive business opportunities within sectors that are being transformed via technology adoption. Our objectives are to generate attractive returns for shareholders and enhance value through improving operational performance of the acquired company. We favor potential target companies with certain industry and business characteristics that we believe will provide favorable returns for our shareholders, as set forth in “Investment Criteria,” below.

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

Although we anticipate utilizing a wide lens in anticipating potential opportunities in sectors undergoing technological change, in the unlikely event that we do not consummate the Proposed Business Combination, we believe that the following sub-sectors are of particular interest based on our experience, network and focus.

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

In the unlikely event that we do not consummate the Proposed Business Combination, while we may focus on TMT industries, broadly defined, but we may ultimately choose to pursue an initial business combination in other industries, which we identify as having similarly attractive investment and operating characteristics. To the extent we identify attractive investments outside of the TMT industries, we are applying the same disciplined due diligence, execution and value creation strategies to the investment. For example, the Proposed Business Combination contemplates an initial business combination with an aerospace company.

With respect to the foregoing experiences of our management team and Sponsor, past performance is not a guarantee (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team and Sponsor as indicative of our future performance. For more information on the experience and background of our Management Team, see “Item 10. Directors, Executive Officers and Corporate Governance.” of this Report.

Investment Criteria

At the time of our IPO, we developed the following high level, non-exclusive investment criteria that we used and may continue to use to screen for and evaluate target businesses. In connection with the Proposed Business Combination, we sought to acquire, and in the unlikely scenario we do not consummate the Proposed Business Combination and instead seek to complete another initial business combination, we may seek to acquire a business that:

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination, including the Proposed Business Combination, has been or may, in the future, be based, to the extent relevant, on these general guidelines as well as on other considerations, factors and criteria that our management may deem relevant. If we do not consummate the Proposed Business Consummation and instead seek an alternative initial business combination opportunity, and we subsequently decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Acquisition Process

As described above, we expect to consummate the Proposed Business Combination with Merlin on March 16, 2026. Prior to the signing of the Business Combination Agreement, we conducted a thorough due diligence review encompassing, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information about the target and its industry which were made available to us. In the unlikely event we do not proceed with the Proposed Business Combination and choose to move forward with a another target, we will undergo the same review process and proceed to structure and negotiate the terms of the initial business combination transaction based on that review.

The time used to select and evaluate Merlin as a target business and to structure and complete the Proposed Business Combination, and the costs associated with this process, are substantial. If we do not consummate the Proposed Business Combination and instead pursue an alternative initial business combination opportunity, the costs incurred with respect to the identification and evaluation of, and negotiation with, Merlin will result in our incurring losses and will reduce the funds available for us to use to complete another initial business combination.

Because there are numerous special purpose acquisition companies seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns (including a negative public perception of mergers involving SPACs), geopolitical tensions, or increases in the cost of additional capital needed to close initial business combinations or operate targets post-initial business combination. Thus, our ability to identify and evaluate a target company may be impacted by significant competition among other special purpose acquisition companies in pursuing initial business combination transaction candidates and significant competition may impact the attractiveness of the acquisition terms that we will be able to negotiate.

Nasdaq 80% Fair Value Test

Nasdaq rules require that we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). Our Board of Directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. In connection with the Proposed Business Combination, our board of directors determined that the value of Merlin exceeded such 80% test on the date that the Business Combination Agreement was executed. If we pursue an alternate target, then our board of directors will make the determination as to the fair market value of our initial business combination. While we consider it likely that our Board of Directors will be able to make an independent determination of the fair market value of any other initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

If we do not complete our initial business combination within the completion window, while we do not currently intend to seek shareholder approval to amend our Articles to extend the amount of time we will have to consummate an initial business combination as we anticipate to complete the Proposed Business Combination within the completion window, we may elect to do so in the future. There is no limit on the number of extensions that we may seek; however, we do not expect to extend the time period to consummate our initial business combination beyond 36 months from the closing of our IPO. If we determine not to or are unable to extend the time period to consummate our initial business combination or fail to obtain shareholder approval to extend the completion window, our Sponsor’s investment in our founder shares and our private placement units will be worthless.

The Proposed Business Combination contemplates a merger subsidiary of our Company merging with and into Merlin, resulting in us acquiring 100% of the equity interests of Merlin. If we do not consummate the Proposed Business Combination and instead pursue an alternate initial business combination, we anticipate structuring our initial business combination so that the post transaction company in which our Public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers, directors, the Company, or any of their respective affiliates or completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, officers, directors, the Company or any of their respective affiliates. In the event we seek to complete our initial business combination with a company that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. We were not required to obtain such an opinion with respect to the Proposed Business Combination. However, we did receive an opinion from Newbridge Securities Corporation to the effect that as of such date and based on and subject to various assumptions and limitations described in its written opinion, that (i) the Aggregate Consideration to be paid by us pursuant to the Proposed Business Combination is fair, from a financial point of view as of such date, to the our Unaffiliated Shareholders (defined as our shareholders other than (a) the Sponsor, (b) Inflection Point Fund, (c) officers, directors or affiliates of the Company, the Sponsor or Inflection Point Fund, and (d) Public Shareholders who elect to redeem their shares prior to or in connection with the Business Combination), and (ii) the Proposed Business Combination has an aggregate fair market value of at least eighty percent (80.0%) of the value of the assets held in the Trust Account for the benefit of the Public Shareholders (excluding any deferred underwriters fees and taxes payable on the income earned on the Trust Account) at the time of the Business Combination Agreement.

Members of our management team and our independent directors directly or indirectly own Founder Shares and/or Private Placement Units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. For example, in connection with the Proposed Business Combination, our President and Chief Executive Officer, Michael Blitzer, is expected to serve as a director of New Merlin after the consummation of the Proposed Business Combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present an initial business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of an initial business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such initial business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our Articles provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination.

In addition, our Sponsor, officers and directors have sponsored and may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present initial business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target.

Shareholder Approval of Business Combination

Under the Articles, if we seek shareholder approval in connection with any proposed initial business combination, as it is doing in connection with the Proposed Business Combination, it may only complete such proposed initial business combination, including the Proposed Business Combination, if it receives an ordinary resolution, being the affirmative vote of the holders of a majority of the Ordinary Shares, who, being present in person or by proxy and entitled to vote at a general meeting, vote at such general meeting.

On March 12, 2026 at the offices of White & Case LLP at 1221 Avenue of the Americas, New York, New York 10020, we held the EGM to approve proposals in connection with the Proposed Business Combination. Each of the proposals was approved by the requisite vote of the shareholders.

Voting Restrictions in Connection with Shareholder Meeting

Our Sponsor, directors and executive officers have entered into the letter agreement, dated October 31, 2024 (the “Letter Agreement”), to vote their Ordinary Shares in favor of the Business Combination Proposal, or, if we do not consummate the Proposed Business Combination and instead pursue an alternative initial business combination opportunity, another proposal to approve the Business Combination. Further, concurrently with the execution of the Business Combination Agreement, the Sponsor entered into the Sponsor Support Agreement (as defined below) with Merlin, pursuant to which the Sponsor agreed to vote its shares in favor of all proposals being presented at the extraordinary general meeting.

In connection with the EGM, each of our Sponsor, directors and executive officers voted their ordinary shares held by them, as applicable, in favor of the Business Combination Proposal and the other Transaction Proposals.

Permitted Purchases of Our Securities

On March 12, 2026, we held an EGM for our shareholders to vote on the Proposed Business Combination. All proposals were approved by the requisite vote of the shareholders, and we expect to consummate the Proposed Business Combination on March 16, 2026. Prior to the EGM, none of the Sponsor, our directors, officers or affiliates purchased additional securities on the open market. In the unlikely scenario we do not consummate the Proposed Business Combination and instead pursue an alternative initial business combination opportunity, at any time prior to an extraordinary general meeting to approve an initial business combination, during a period when they are not then aware of any material nonpublic information regarding the Company or its securities, the Sponsor or our directors, managers, officers, advisors and their affiliates may purchase Public Shares or Public Rights in privately negotiated transactions or in the open market, or take other actions to incentivize non-redemption, although they are under no obligation to do so. There is no limit on the number of Public Shares or Public Rights that such persons may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Rights in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our securities, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that the Sponsor or our directors, managers, officers, advisors and their affiliates purchase shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by Sponsor, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the initial business combination, (2) reduce the number of Public Rights outstanding and/or increase the likelihood of approval on any matters submitted to the public Share Right holders for approval in connection with our initial Business Combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

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

The Sponsor or our directors, officers, advisors and their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event the Sponsor or the Company’s directors, managers, officers, advisors and their affiliates were to purchase Public Shares or Public Rights, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	this Annual Report discloses, and any proxy statement and/or prospectus filed in connection with such business combination would disclose, the possibility that the Sponsor or our directors, managers, officers, advisors and their affiliates may purchase Public Shares or Public Rights from Public Shareholders outside the redemption process, along with the purpose of such purchases;

●	if the Sponsor or our directors, managers, officers, advisors and their affiliates were to purchase Public Shares from Public Shareholders, they would do so at a price no higher than the price at which Public Shares may be redeemed;

●	any of our securities purchased by the Sponsor or our directors, managers, officers, advisors and their affiliates will not be voted in favor of the initial business combination;

●	the Sponsor or our directors, managers, officers, advisors and their affiliates will not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we will disclose in a Form 8-K, before the extraordinary general meeting, the following material items:

○	the amount of securities purchased outside of the redemption offer by the Sponsor or the Company’s, the Company’s, or the target business’ directors, managers, officers, advisors and their affiliates, along with the purchase price;

○	the purpose of the purchases by the Sponsor or the Company’s, the Company’s, or the target business’ directors, managers, officers, advisors and their affiliates;

○	the impact, if any, of the purchases by the Sponsor or our directors, managers, officers, advisors and their affiliates on the likelihood that the initial business combination will be approved;

○	the identities of the security holders who sold to the Sponsor or the Company’s directors, managers, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to the Sponsor, the Company’s, or the target business’ directors, managers, officers, advisors and their affiliates; and

○	the number of Public Shares for which the Company has received redemption requests pursuant to its redemption offer.

Redemption If No Business Combination

We have until November 4, 2026 (or such later date as our shareholders may approve in accordance with the Articles, subject to applicable law) to complete an initial business combination. We expect to consummate the Proposed Business Combination on March 16, 2026. If we do not consummate the Proposed Business Combination and instead pursue an alternative initial business combination opportunity and are unable to complete our initial business combination by November 4, 2026 (or such later date as our shareholders may approve in accordance with the Articles), we will as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares for a pro rata portion of the funds held in the Trust Account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights may be worthless.

The Sponsor and our officers and directors have entered into Letter Agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial business combination by November 4, 2026 (or such later date as our shareholders may approve in accordance with the Articles, subject to applicable law). However, if we do not consummate the Proposed Business Combination and instead pursue an alternative initial business combination opportunity, prior to which the Sponsor or management team acquires Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete its initial business combination by November 4, 2026 (or such later date as our shareholders may approve in accordance with the Articles, subject to applicable law).

The Sponsor, officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to the Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with its initial business combination or to redeem 100% of its Public Shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share redemption price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares.

We do not expect to liquidate nor dissolve as we have received requisite shareholder approval for the Proposed Business Combination at the EGM, and we expect to consummate the Proposed Business Combination by March 16, 2026. In the unlikely event we undergo liquidation or dissolution, we expect that all costs and expenses associated with implementing our liquidation and dissolution, as well as payments to any creditors, will be funded from proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing its liquidation and dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay income taxes on interest income earned on the Trust Account balance, we may request the trustee to release to it an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

Without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by Public Shareholders upon our dissolution would be approximately $10.49 as of December 31, 2025. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors who would have higher priority than the claims of Public Shareholders. We cannot assure you that the actual per-share redemption amount received by Public Shareholders will not be substantially less than $10.49. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we sought, and will continue to seek, to have all vendors, service providers, prospective target businesses and other entities with which it does business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of its Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if we believe that such third party’s engagement would be in our best interests under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. WithumSmith+Brown PC, our independent registered public accounting firm, and the underwriters of the IPO have not, and will not, execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, net of taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked the Sponsor to reserve for such indemnification obligations, nor has it independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that the Sponsor’s only assets are our securities. Therefore, we cannot assure you that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete its initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case less taxes payable, and the Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against the Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on its behalf against the Sponsor to enforce the Sponsor’s indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per Public Share.

We sought, and will seek, to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. The Sponsor will also not be liable as to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. We have access to working capital with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per Public Share to its Public Shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition”. As a result, a liquidator or bankruptcy or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to its creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our Public Shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our initial business combination within the completion window, subject to applicable law and the Articles, (ii) in connection with a shareholder vote to amend our Articles (A) to modify the substance or timing of our obligation to allow Redemptions in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination, subject to applicable law and any limitations (including but not limited to cash requirements) created by the terms of the proposed initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the initial business combinationalone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of the Articles, like all provisions of the Articles, may be amended with a shareholder vote.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

In connection with the Proposed Business Combination, we provided the opportunity to Public Shareholders to redeem their Public Shares if they properly tendered their Public Shares pursuant to the procedures outlined in our Registration Statement prior to March 10, 2025. If we do not consummate the Proposed Business Combination and instead pursue an alternative initial business combination opportunity, we will provide our Public Shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or against, our initial business combination, all or a portion of their Public Shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account (net of taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account was initially $10.00 per Public Share as of immediately following our IPO. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, shares underlying the Private Placement Units and any Public Shares they may hold in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

In connection with the Proposed Business Combination, we provided the opportunity to Public Shareholders to redeem their Public Shares if they properly tendered their Public Shares pursuant to the procedures outlined in our Registration Statement prior to 5:00 PM ET on March 10, 2025. In the unlikely event we do not consummate the Proposed Business Combination as expected, and instead we pursue an alternative initial business combination opportunity, we will provide our Public Shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the initial business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company (other than with a 90% subsidiary of ours) and any transactions where we issue more than 20% of our issued and outstanding Ordinary Shares or seek to amend our Articles would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.

The requirement that we provide our Public Shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above are contained in provisions of our Articles and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company, so long as we offer redemption in connection with such amendment.

If we provide our Public Shareholders with the opportunity to redeem their Public Shares in connection with a general meeting, we will, pursuant to our Articles:

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

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law and our Articles, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. A quorum for such meeting will be present if the holders of at least one third of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our Sponsor, officers and directors will count toward this quorum and, pursuant to the Letter Agreement, our Sponsor, officers and directors have agreed to vote their Founder Shares, any shares underlying the Private Placement Units and any Public Shares purchased during or after this offering (including in open market and privately-negotiated transactions) in favor of our initial business combination (except that any Public Shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the initial business combination transaction). For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our Sponsor’s Founder Shares and shares underlying the Private Placement Units, we would need 8,120,834, or 32.5%, of the 25,000,000 Public Shares sold in the IPO to be voted in favor of an initial business combination in order to have our initial business combination approved, assuming all outstanding shares are voted. Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our Articles vote their shares at a general meeting of the company, we will not need any Public Shares in addition to our Founder Shares to be voted in favor of an initial business combination in order to approve an initial business combination. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. In addition, prior to the closing of our initial business combination, only holders of our Class B Ordinary Shares (i) will have the right to vote to appoint and remove directors prior to or in connection with the completion of our initial business combination and (ii) will be entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These quorum and voting thresholds, and the voting agreement of our Sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or vote against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

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

Although the Proposed Business Combination does not, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any shares, and all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of this offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption Upon Completion of our Initial Business Combination if We Seek Shareholder Approval

In connection with the Proposed Business Combination, we provided the opportunity to Public Shareholders to redeem their Public Shares if they properly tendered their Public Shares pursuant to the procedures outlined in our Registration Statement prior to 5:00 PM ET on March 10, 2025. If we do not consummate the Proposed Business Combination and instead pursue an alternative initial business combination opportunity, in connection with which we do not conduct redemptions in connection pursuant to the tender offer rules, our Articles provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in this offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the Public Shares sold in the IPO without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. The Proposed Business Combination does not have such a closing condition/.

Properties

Inflection Point’s executive offices are located at 1345 Avenue of the Americas, Floor 47, New York, NY 10105, provided by an affiliate of the Sponsor free of charge, and our telephone number is (212) 984-3835. We consider our current office space adequate for our current operations.

Employees

We currently have three officers: Michael Blitzer, Robert Folino and Kevin Shannon. These individuals are not obligated to devote any specific number of hours to Inflection Point’s matters but they devote as much of their time as they deem necessary to Inflection Point’s affairs until it has completed its initial business combination. The amount of time they devote in any time period will vary based on whether a target business has been selected for Inflection Point’s initial business combination and the stage of the Business Combination process it is in. We do not intend to have any full time employees prior to the completion of our initial business combination, currently anticipated on March 16, 2026.

Periodic Reporting

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 1345 Avenue of the Americas, Fl 47, New York, NY 10105 or by telephone at +1 (212) 984-3835.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A Ordinary Shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Class A Ordinary Shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Item 1A.  Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to Our Business and the Initial Business Combination

Our Public Shareholders voted on the Proposed Business Combination on March 12, 2026, but if we do not consummate the Proposed Business Combination and pursue an alternative initial business combination opportunity, our Public Shareholders may not be afforded an opportunity to vote on our initial business combination, and even if we hold a vote, holders of our Founder Shares and Private Placement Units will participate in such vote, which means we may complete our initial business combination even though a majority of our Public Shareholders do not support such a combination.

We held the EGM on March 12, 2026 to approve the Proposed Business Combination; however, if we do not consummate the Proposed Business Combination and instead search for an alternate initial business combination opportunity, we may choose not to hold a shareholder vote to approve our initial business combination if such business combination would not require shareholder approval under applicable law or stock exchange listing requirement. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval of our initial business combination, the Sponsor will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if a majority of our Public Shareholders do not approve of the Business Combination we complete.

Our Public Shareholders’ only opportunity to affect the investment decision regarding a potential Business Combination may be limited to the exercise of their right to redeem their Public Shares from us for cash.

At the time of investment in us, our Public Shareholders were not provided with an opportunity to evaluate the specific merits or risks of our initial business combination. We held the EGM on March 12, 2026 to approve the Proposed Business Combination, in connection with which our Public Shareholders were provided with an opportunity to evaluate the specific merits or risks of the Proposed Business Combination and exercise the right to redeem their Public Shares for cash; however, if we do not consummate the Proposed Business Combination and instead search for an alternate initial business combination opportunity, since our board of directors may complete an initial business combination without seeking shareholder approval, Public Shareholders may not have the right or opportunity to vote on the initial business combination, unless we seek such shareholder vote. Accordingly, their only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising their redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our Public Shareholders in which we describe our initial business combination.

We sought shareholder approval of the Proposed Business Combination at the EGM held on March 12, 2026, at which the Sponsor voted in favor of the Business Combination. If we do not consummate the Proposed Business Combination and instead pursue an alternative initial business combination opportunity and seek shareholder approval thereof, the Sponsor has agreed to vote in favor of such business combination, regardless of how our Public Shareholders vote.

As of December 31, 2025, the Sponsor owned 25.9% of our issued and outstanding ordinary shares. The Sponsor and management team may from time to time purchase Class A Ordinary Shares prior to our initial business combination. The Articles provide that, if we seek shareholder approval of an initial business combination, such initial business combination requires an ordinary resolution which is the affirmative vote (in person (including virtually) or by proxy) of holders of a majority of the outstanding Ordinary Shares that are entitled to vote and are voted. As a result, in connection with the EGM held on March 12, 2026, and if we do not consummate the Proposed Business Combination and instead pursue an alternative initial business combination opportunity, the extraordinary general meeting to approve the alternative initial business combination opportunity, in addition to the Sponsor’s Founder Shares and Private Placement Units, we did not and would not need any of the 25,000,000 Public Shares outstanding to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming that only the holders of 11,252,779 ordinary shares, representing a quorum under the Articles, are voted).

The ability of our Public Shareholders to redeem their Public Shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

We expect to consummate the Proposed Business Combination with Merlin as we have received the requisite shareholder vote. The Proposed Business Combination does not have a minimum cash condition. However, in the unlikely scenario that we do not consummate the Proposed Business Combination and instead pursue an alternative initial business combination opportunity, we may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would not allow us to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Public Shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we entered into the Business Combination Agreement with Merlin, we did not know how many shareholders would exercise their redemption rights, and therefore structured the transaction based on our expectations as to the number of shares that would be submitted for redemption. As of the date of this Annual Report, in connection with the EGM held on March 12, 2026, Public Shareholders holding 22,550,551 Public Shares, representing approximately 90.3% of the outstanding Public Shares, exercised their redemption rights with respect to the Proposed Business Combination. If we do not consummate the Proposed Business Combination and instead enter into an agreement for an alternate initial business combination opportunity, we will not know how many shareholders may exercise their redemption rights with respect to such alternate transaction, and therefore will need to structure such transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, as the Proposed Business Combination does, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B Ordinary Shares results in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B Ordinary Shares at the time of our initial business combination, though the Sponsor has agreed to waive its anti-dilution rights under the Articles in connection with the Proposed Business Combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. As a result, our obligations to redeem Public Shares for which redemption is requested and to pay the deferred underwriting commissions may not allow us to complete the most desirable business combination or optimize our capital structure.

In addition, raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B Ordinary Shares result in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B Ordinary Shares at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure and may result in substantial dilution from your purchase of our Class A Ordinary Shares. The effect of this dilution will be greater for our Public Shareholders than holders of our Founder Shares. The amount of the deferred underwriting compensation payable to the underwriter will not be adjusted for any shares that are redeemed in connection with an initial business combination, which may further dilute your investment. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting compensation and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting compensation. We may not be able to generate sufficient value from the completion of our initial business combination in order to overcome the dilutive impact of these and other factors, and, accordingly, you may incur a net loss on your investment.

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

The Proposed Business Combination has received requisite shareholder approval and is expected to be consummated on March 16, 2026. If we do not consummate the Proposed Business Combination and instead pursue an alternative initial business combination opportunity, and such alternative initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that such initial business combination would be unsuccessful is increased. If such initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

We are required to enter into an initial business combination within the completion window. If we do not consummate the Proposed Business Combination and instead seek an alternate initial business combination opportunity, any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the completion window. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation. The length of time it may take us to complete our diligence and negotiate a business combination may reduce the amount of time available for us to ultimately complete an initial business combination should such diligence or negotiations not lead to a consummated initial business combination.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks and volatility in the debt and equity markets.

In the event we do not consummate the Proposed Business Combination and instead pursue an alternative initial business combination opportunity, our ability to find a potential target business and the business of any potential business with which we may consummate such alternative business combination could be materially and adversely affected by events that are outside of our control. For example, geopolitical unrest (such as the ongoing military conflict between Russia and Ukraine and the military conflict in the Middle East), including war, terrorist activity and acts of civil or international hostility are increasing. In particular, although the length, impact and outcome of the ongoing military conflict in Ukraine and the recent armed conflict in the Middle East is highly unpredictable, these conflicts could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage.

Similarly other events outside of our control, including natural disasters, climate-related events pandemic or health crises (such as the COVID-19 pandemic) may arise from time to time, any such events may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chain), loss of life and property damage, and may adversely affect the global economy or capital markets, and the business of any potential target business with which we may consummate a business combination and could be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable or at all.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial business combination target if we do not complete the Proposed Business Combination, our ability to complete the Proposed Business Combination or another initial business combination, and/or our business, financial condition and results of operations following completion of the Proposed Business Combination or another initial business combination.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. The U.S. has implemented a range of new tariffs and increases to existing tariffs, and, in response to the tariffs announced by the U.S., other countries have imposed new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, government regulations and tariffs. We cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future. Any significant increases in tariffs on goods or materials or other changes in trade policy, or the perception that such changes could occur, could negatively affect our search for a target business if we do not complete the Proposed Business Combination and/or our ability to complete the Proposed Business Combination or another initial business combination. For example, if we pursue a target company which sources or manufactures material components outside of the U.S., these changes could materially impact such target company’s business and financial performance. Similarly, if we pursue a target company which exports products outside of the U.S., retaliatory tariff and trade measures imposed by other countries could affect such target’s ability to export products and therefore adversely affect its sales. We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, if we do not complete the Proposed Business Combination, we may deem it costly, impractical or risky to complete an initial business combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial business combination. The business prospects of Merlin or another target company could change even after we enter into a business combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on Merlin’s or such other target’s business. Accordingly, changes in trade and tariff policies could prevent or make it difficult or more expensive for us to complete the Proposed Business Combination or another initial business combination. Tariffs and threats of tariffs and other potential trade policy changes could also lead to material adverse effects on New Merlin or another post-business combination company.

If we do not complete the Proposed Business Combination, we may not be able to consummate our initial business combination within the completion window, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

We have entered into a Business Combination Agreement with Merlin, and our shareholders approved the Proposed Business Combination at the EGM held on March 12, 2026. However, in the unlikely scenario we do not complete the Proposed Business Combination and seek an alternative initial business combination opportunity, we may not be able to find a suitable target business and complete our initial business combination within the completion window. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete our initial business combination within the completion window.

We may decide not to extend the term we have to consummate our initial business combination, in which case we would redeem our Public Shares, and the Public Rights may be worthless.

We have until November 4, 2026 or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such period, we may seek shareholder approval to amend our Articles to extend the date by which we must consummate our initial business combination. However, we may decide not to seek to extend the date by which we must consummate our initial business combination. If we do not seek to extend the date by which we must consummate our initial business combination, and we are unable to consummate our initial business combination within the applicable time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable, interest released to us for working capital purposes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the Rights may be worthless.

If we seek shareholder approval of our initial business combination, our Sponsor, directors, executive officers, and their affiliates may elect to purchase Public Shares or Public Rights from Public Shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A Ordinary Shares or Rights.

On March 12, 2026, we held an EGM for our shareholders to vote on the Proposed Business Combination. All proposals were approved by the requisite vote of the shareholders, and we expect to consummate the Proposed Business Combination on March 16, 2026. Prior to the EGM, none of the Sponsor, our directors, officers or affiliates purchased additional securities on the open market. In the unlikely scenario we do not consummate the Proposed Business Combination and instead pursue an alternative initial business combination opportunity, at any time prior to the extraordinary general meeting held to approve an initial business combination, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, the Sponsor or our directors, managers, officers, advisors and their affiliates may purchase Public Shares or Public Rights in privately negotiated transactions or in the open market, or take other actions to incentivize non-redemption, although they are under no obligation to do so. There is no limit on the number of Public Shares or Public Rights that such persons may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Rights in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our securities, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that the Sponsor or our directors, managers, officers, advisors and their affiliates purchase shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining the shareholder approval of the proposed business combination, (2) reduce the amount of redemptions, or (3) reduce the number of Public Rights outstanding. Any such purchases of our securities may result in the completion of the proposed business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

The Sponsor or our directors, managers, officers, advisors and their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event the Sponsor, the Company’s or the target’s directors, managers, officers, advisors and their affiliates were to purchase Public Shares or Public Rights, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	this Annual Report discloses, and any proxy statement and/or prospectus filed in connection with such business combination would disclose, the possibility that the Sponsor or our directors, managers, officers, advisors and their affiliates may purchase Public Shares or Public Rights from Public Shareholders outside the redemption process, along with the purpose of such purchases;

●	if the Sponsor or our directors, managers, officers, advisors and their affiliates were to purchase Public Shares from Public Shareholders, they would do so at a price no higher than the price at which Public Shares may be redeemed;

●	any of our securities purchased by the Sponsor or our directors, managers, officers, advisors and their affiliates will not be voted in favor of approving the proposed business combination;

●	the Sponsor or our directors, managers, officers, advisors and their affiliates will not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we will disclose in a Form 8-K, before the shareholder meeting to approve the proposed business combination, the following material items:

○	the amount of securities purchased outside of the redemption offer by the Sponsor, the Company’s, or target’s directors, managers, officers, advisors and their affiliates, along with the purchase price;

○	the purpose of the purchases by the Sponsor, the Company’s, or target’s directors, managers, officers, advisors and their affiliates;

○	the impact, if any, of the purchases by the Sponsor or our directors, managers, officers, advisors and their affiliates on the likelihood that the proposed business combination will be approved;

○	the identities of the security holders who sold to the Sponsor or our directors, managers, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to the Sponsor, the Company’s, or the target’s directors, managers, officers, advisors and their affiliates; and

○	the number of Public Shares for which we have received redemption requests pursuant to its redemption offer.

If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not have become aware (whether in connection with the Proposed Business Combination or, if we do not consummate the Proposed Business Combination, any alternative initial business combination opportunity) of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit Public Shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You will not be entitled to protections normally afforded to investors of other blank check companies subject to Rule 419 of the Securities Act.

Since the net proceeds of the IPO and the sale of the Private Placement Units are intended to be used to complete one or more initial business combinations with a target business or businesses, we may be deemed to be a “blank check” company under the United States securities laws. We have entered into the Business Combination Agreement with Merlin as our proposed initial business combination; however, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial business combinations than do companies subject to Rule 419. Moreover, if the IPO had been subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us or in connection with our completion of an initial business combination.

We sought shareholder approval of the Proposed Business Combination at the EGM held on March 12, 2026 and did not conduct redemptions pursuant to the tender offer rules; if we do not consummate the Proposed Business Combination and instead pursue an alternative initial business combination opportunity and seek shareholder approval thereof and do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A Ordinary Shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A Ordinary Shares.

We sought shareholder approval of the Proposed Business Combination at the EGM held on March 12, 2026 and did not conduct redemptions in connection with the Proposed Business Combination pursuant to the tender offer rules; if we do not consummate the Proposed Business Combination and instead pursue an alternative initial business combination opportunity and seek shareholder approval thereof and do not conduct redemptions in connection with such alternative initial business combination pursuant to the tender offer rules, our Articles provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO, which we refer to as the “Excess Shares”, without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders.

We have entered into a Business Combination Agreement with Merlin, and the shareholders approved the Proposed Business Combination at the EGM held on March 12, 2026. However, if we do not complete the Proposed Business Combination and seek an alternative initial business combination opportunity, we expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the Private Placement Units if the Proposed Business Combination does not close, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our Public Shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Rights will expire worthless.

If the net proceeds of the IPO and simultaneous private placement not being held in the Trust Account are insufficient to allow us to operate until the completion of the Business Combination, we will depend on loans from the Sponsor or management team to complete the Business Combination.

As of December 31, 2025, we had $703,596 held outside of the Trust Account and a working capital deficit of $2,416,322. While we believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until at least the completion of the Proposed Business Combination on March 16, 2026, or, if we do not consummate the Proposed Business Combination, until the end of the completion window, we cannot assure you that our estimate is accurate. None of the Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon the Closing. Up to $1,500,000 of any loans may be convertible into Private Placement Units at a price of $10.00 per Private Placement Unit at the option of the lender. Prior to the closing of the Proposed Business Combination, we do not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete the Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our Public Shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our Public Shares. The Public Rights may expire worthless.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of the Public Shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be advisable and in the best interests of the Company under the circumstances. WithumSmith+Brown PC, our independent registered public accounting firm, and the underwriters of the IPO will not execute agreements with the Company waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of the Public Shares, if we are unable to complete the Proposed Business Combination or another initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with the Proposed Business Combination or another initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemptions of the Public Shares. Accordingly, the per-share redemption amount received by Public Shareholders could be less than the $10.00 per Public Share initially held in the Trust Account, due to claims of such creditors. Pursuant to the Letter Agreement, the Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for our independent auditors), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked the Sponsor to reserve for such indemnification obligations, nor has it independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations. Therefore, we cannot assure you that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the Proposed Business Combination or another initial business combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete the Proposed Business Combination or another initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of the Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to the Public Shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of: (i) $10.00 per Public Share; and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and the Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against the Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against the Sponsor to enforce the Sponsor’s indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our Public Shareholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our Sponsor, directors and officers.

We have agreed to indemnify our Sponsor, officers and directors to the fullest extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. However, our Sponsor, officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our Sponsor, officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

In the unlikely scenario we do not consummate the Proposed Business Combination and instead pursue an alternative initial business combination opportunity, if, before distributing the proceeds in the Trust Account to the Public Shareholders, the Company files a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against it that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in the Company’s bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to us or our creditors, thereby exposing the members of the board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance”. As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, the board of directors may be viewed as having breached its fiduciary duty to us or our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors.

Our shareholders may be held liable for claims by third parties against the Company to the extent of distributions received by them upon redemption of their shares.

We do not expect to enter into an insolvent liquidation given that the Proposed Business Combination has received requisite shareholder approval and is expected to be consummated on March 16, 2026; however, in the unlikely scenario we do not consummate the Proposed Business Combination and instead pursue an alternative initial business combination opportunity, the following risks may apply. If, in such alternative scenario, we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it were proved that immediately following the date on which the distribution was made, the Company was unable to pay its debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and the Company to claims, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against it for these reasons. The Company and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of the our share premium account while it was unable to pay its debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable to a fine of $18,293 and to imprisonment for five years in the Cayman Islands.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete the Proposed Business Combination or another initial business combination or force us to abandon our efforts to complete an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete the Proposed Business Combination, or any other initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete an initial business combination, such as the Proposed Business Combination. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

In 2024, the SEC provided guidance that the determination of whether a SPAC, like us, is an “investment company” under the Investment Company Act is a facts and circumstances determination requiring individualized analysis and depends on a variety of factors, including a SPAC’s duration, asset composition, business purpose and activities. When applying these factors to us we do not believe that our principal activities will subject us to the Investment Company Act. To this end, we were formed for the purpose of completing an initial business combination with one or more businesses or entities, such as the Proposed Business Combination with Merlin. Since our inception, our business has been and will continue to be focused on identifying and completing the Business Combination with Merlin, or another initial business combination. Further, we do not plan to buy businesses or assets with a view to resale or profit from their resale and we do not plan to buy unrelated businesses or assets or to be a passive investor. In addition, the proceeds held in the Trust Account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds in this manner, and by focusing our directors’ and officers’ time toward, and operating our business for the purpose of, acquiring and growing businesses for the long term (rather than buying and selling businesses in the manner of a merchant bank or private equity fund or investing in assets for the purpose of achieving investment returns on such assets), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Further, investing in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. Instead, the Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the our Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, our return of the funds held in the Trust Account to our Public Shareholders as part of our redemption of the Public Shares subject to applicable law and our Articles. If we do not invest the proceeds as described above, we may be deemed to be subject to the Investment Company Act.

If we were deemed to be an investment company for purposes of the Investment Company Act, we would need to register as such under the Investment Company Act and compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete the Business Combination or any other initial business combination. In the unlikely scenario we do not consummate the Proposed Business Combination and instead pursue an alternative initial business combination opportunity, we may also be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Trust Account. In which case, our investors would not be able to realize the potential benefits of owning shares in a successor operating business, including the potential appreciation in the value of our securities following such a transaction, and our Rights would expire worthless. For illustrative purposes, in connection with the liquidation of our Trust Account, our Public Shareholders may receive only approximately $10.49 per Public Share, which is based on estimates as of December 31, 2025, or less in certain circumstances, and our Rights may expire and become worthless. Further, under the subjective test of a “investment company” pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the Trust Account were invested in the assets discussed above, there is a risk that we could be deemed an investment company and subject to the Investment Company Act based on the length of time such funds are invested in such assets.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, the interest earned on the funds held in the Trust Account may be materially reduced, which would reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company.

We expect to consummate the Proposed Business Combination on March 16, 2026; however, in the unlikely scenario we do not consummate the Proposed Business Combination and instead pursue an alternative initial business combination opportunity, the following risks relating to the Investment Company Act may apply. We have been holding the funds in the Trust Account as cash or in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. U.S. government treasury obligations are considered “securities” for purposes of the Investment Company Act, while cash is not. As noted above, one of the factors the SEC identified as relevant to the determination of whether a SPAC which holds securities could potentially be deemed an “investment company” under the Investment Company Act is the SPAC’s duration. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be deemed to be an unregistered investment company, in which case we may be required to liquidate. To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, in such alternative scenario instruct Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of the our initial business combination or liquidation of the Company. Following such liquidation, the rate of interest we receive on the funds held in the Trust Account may be materially decreased. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations, including the Proposed Business Combination.

We are subject to rules and regulations by various national, regional and local governing bodies, including, for example, the SEC, and to new and evolving regulatory measures under applicable law. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly and our efforts to comply with such new and evolving laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention. In addition, these changes could have a material adverse effect on our business, investments and results of operations.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. For example, on January 24, 2024, the SEC issued final rules and guidance relating to SPACs, like us, regarding, among other things, disclosure in SEC filings in connection with initial business combination transactions; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transaction; and the potential liability of certain participants in proposed business combination transactions. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. A failure to comply with applicable laws or regulations and any subsequent changes, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination.

We did not hold an annual general meeting prior to the EGM held on March 12, 2026 to approve the Proposed Business Combination, and if we do not consummate the Proposed Business Combination and instead pursue an alternative initial business combination opportunity, we may not hold an annual general meeting until after the consummation of such alternative initial business combination, which could delay the opportunity for our shareholders to appoint directors.

We held the EGM on March 12, 2026, at which Public Shareholders were afforded the opportunity to vote on the Proposed Business Combination but were not afforded the opportunity to appoint directors or discuss general company affairs with management at an annual general meeting. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, Public Shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In addition, as holders of our Class A ordinary shares, our Public Shareholders will not have the right to vote on the appointment or removal of directors or continuing the company in a jurisdiction outside the Cayman Islands until after the consummation of our initial business combination.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations should we not complete the Proposed Business Combination with Merlin and instead pursue an alternative initial business combination opportunity.

Although we have entered into the Business Combination Agreement with Merlin as our proposed initial business combination, and the shareholders approved the Proposed Business Combination at the EGM held on March 12, 2026, in the unlikely scenario that we do not consummate the Proposed Business Combination and instead pursue an alternative initial business combination opportunity, our efforts to identify such a prospective alternative initial business combination target would not be limited to a particular industry, sector or geographic region. While we may pursue such an alternative initial business combination opportunity in any industry or sector, we would intend to capitalize on the ability of our management team to identify and acquire a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors, including the healthcare or healthcare-related industries sector. Our Articles prohibits us from effectuating a business combination solely with another blank check company or similar company with nominal operations.

If the Proposed Business Combination is not consummated and we instead pursue an alternative initial business combination opportunity, there may be limited basis to evaluate the possible merits or risks of any particular target business’ operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if the Proposed Business Combination does not close, we may combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. In recent years, a number of target businesses have underperformed financially post-business combination. There are no assurances that the target business with which we consummate our initial business combination will perform as anticipated. Although our officers and directors have and will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the initial business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

If the Proposed Business Combination does not close, we may consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we had identified general criteria and guidelines that we believed would be important in evaluating prospective target businesses, and which we believed were met in connection with the Proposed Business Combination, which was approved by shareholders at the EGM held on March 12, 2026, if we do not consummate the Proposed Business Combination but instead pursue an alternative initial business combination opportunity, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

We have entered into the Business Combination Agreement with Merlin, utilizing our general criteria we believed would be important in evaluating prospective target businesses, and the shareholders approved the Proposed Business Combination at the EGM held on March 12, 2026. If we do not consummate the Proposed Business Combination but instead pursue an alternative initial business combination opportunity, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes outlined in our general criteria. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders.

While an opinion was obtained in connection with the Proposed Business Combination, we are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions in connection with any alternative initial business combination opportunity, and consequently, shareholders may have no assurance from an independent source that the price we are paying for any such alternative business is fair to our shareholders from a financial point of view.

While an opinion was obtained in connection with the Proposed Business Combination, if we do not consummate the Proposed Business Combination and instead pursue an alternative initial business combination opportunity, unless we complete such alternative initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue our shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.

As we have in connection with the Proposed Business Combination, we have and may further issue shares to investors in private placement transactions at a price below $10.00 per share. We do not expect to do so prior to the consummation of the Proposed Business Combination on March 16, 2026. The purpose of such issuances will be to enable us to provide sufficient liquidity and capital to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time. Any such issuances of equity securities could dilute the interests of our existing shareholders.

Resources could be wasted in researching initial business combination opportunities that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders.

The investigation of Merlin, drafting and execution of relevant agreements, disclosure documents and other instruments has required substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete the Proposed Business Combination, the costs incurred up to that point for the Proposed Business Combination likely would not be recoverable. In the unlikely event we do not complete the Proposed Business Combination and instead pursue an alternate initial business combination opportunity, we anticipate that the investigation of any such alternate target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial additional management time and attention and substantial additional costs for accountants, attorneys and others. Resources could be wasted in researching such alternate business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders. There will be no redemption rights or liquidating distributions with respect to our Rights.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In connection with the Proposed Business Combination, Merlin is not associated with our Sponsor, their managing members, and our officers and directors. Additionally, the Proposed Business Combination was approved by the special committee of the board of directors (the “Special Committee”), who also engaged an unaffiliated financial advisor to provide an opinion to the Special Committee as to the fairness of the Proposed Business Combination to our unaffiliated shareholders as of the date of the Business Combination Agreement. In the unlikely event we do not consummate the Proposed Business Combination on March 16, 2026 and pursue an alternative initial business combination opportunity, in light of the involvement of our Sponsor, its managing members, and our officers and directors with other entities, we may decide to acquire one or more businesses affiliated with or competitive with our Sponsor, officers, directors and their respective affiliates or existing holders. Our directors also serve as officers and/or board members for other entities, including, without limitation, those described under “Management — Conflicts of Interest.” Our Sponsor, officers and directors have sponsored and may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for initial business combination opportunities. If we do not consummate the Proposed Business Combination, we may pursue an alternative initial business combination opportunity, in which case we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity was an attractive business combination target and such transaction was approved by a majority of our independent and disinterested directors. Despite our obligation to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions or from an independent accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, officers or directors (or their respective affiliates or related entities), potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our Public Shareholders as they would be absent any conflicts of interest.

Since our Sponsor, officers and directors, any other holder of our Founder Shares may lose their entire investment in us if our initial business combination is not completed (other than with respect to Public Shares they may acquire during or after this offering), a conflict of interest may arise in determining whether a particular target business is appropriate for our initial business combination.

On June 25, 2024, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs in exchange for 7,187,500 Founder Shares. On October 2, 2024, we capitalized $239.58 standing to the credit of our share premium account and issued an additional 2,395,833 Founder Shares to the Sponsor, resulting in the Sponsor holding an aggregate of 9,583,333 Founder Shares (up to 1,250,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised). On November 4, 2024, the underwriters forfeited their over-allotment option to purchase up to an additional 3,750,000 units. As a result, 1,250,000 Class B Ordinary Shares were surrendered by the Sponsor and cancelled by the Company.

Prior to the initial investment in the company of $25,000 by the Sponsor, the company had no assets, tangible or intangible. The purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the company by the number of Founder Shares issued. The number of Founder Shares outstanding was determined based on the expectation that the total size of this offering would be a maximum of 28,750,000 Units if the underwriters’ over-allotment option is exercised in full, and therefore that such Founder Shares would represent approximately 25% of the outstanding shares after the IPO. The Founder Shares will be worthless if we do not complete an initial business combination, except to the extent they receive liquidating distributions from assets outside of the Trust Account. In addition, the Sponsor purchased 425,000 Private Placement Units in a private placement that closed simultaneously with the IPO. If we do not complete an initial business combination within the completion window, the Private Placement Units will be worthless. Further, any loans made by the Sponsor, of which none are outstanding as of the date of this Annual Report, will only be repaid to the Sponsor upon consummation of our initial business combination. The personal and financial interests of our Sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the end of the completion window nears, which is the deadline for our completion of an initial business combination, unless such completion window is extended as described herein.

We may issue notes or other debt securities, or otherwise incur substantial debt to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur debt, we may choose to incur substantial debt to complete our initial business combination. We do not anticipate doing so prior to the expected consummation of the Proposed Business Combination on March 16, 2026. The incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A Shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

If we do not consummate the Proposed Business Combination and instead seek an alternative initial business combination opportunity, we may only be able to complete one business combination with the proceeds of the IPO and the sale of the Private Placement Units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. As of the date of this Annual Report, we have entered into the Business Combination Agreement with Merlin as our proposed initial business combination, and the shareholders approved the Proposed Business Combination at the EGM held on March 12, 2026. However, even if we do not complete the Proposed Business Combination and instead seek an alternative initial business combination opportunity or opportunities, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

We expect to enter into the Proposed Business Combination with Merlin and do not anticipate to enter into any other initial business combinations with another target business or businesses. If we do not consummate the Proposed Business Combination and instead pursue an alternative initial business combination opportunity, we may determine to simultaneously acquire several businesses that are owned by different sellers, in which case we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. For example, we have entered into the Proposed Business Combination with Merlin, which is a privately held company, and the shareholders approved the Proposed Business Combination at the EGM held on March 12, 2026. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our Articles do not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our Public Shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors or any of their affiliates. For example, in connection with the Proposed Business Combination, the Business Combination Proposal was approved by a vote of 54.9% of our shareholders, and 90.3% of our shareholders exercised their right to redeem their Class A Ordinary Shares for cash. The Proposed Business Combination does not impose a minimum cash requirement. If we do not complete the Proposed Business Combination and instead seek an alternate initial business combination, such initial business combination may impose a minimum requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy such other cash requirements in connection with an another initial business combination exceed the aggregate amount of cash available to us, we will not complete such business combination or redeem any shares, all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments. We cannot assure you that we will not seek to amend our Articles or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination. Amending our Articles requires a special resolution under Cayman Islands law, which requires the affirmative vote of at least two-thirds of the votes cast by the shareholders of the issued shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of the company. In addition, our Articles requires us to provide our Public Shareholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

On October 21, 2025, we held an extraordinary general meeting to approve a proposal to amend the Articles to allow us to consummate the redemption of the Public Shares at an earlier time in connection with the commencement of the procedures to consummate a proposed business combination if our board of directors determined it is desirable to facilitate the consummation of such business combination. We did not offer the Public Shareholders with the opportunity to redeem their Public Shares for cash.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have entered into a Business Combination Agreement with Merlin, in connection with which we have entered into PIPE transactions, and the shareholders approved the Proposed Business Combination at the EGM held on March 12, 2026. However, in the unlikely scenario we need additional cash to consummate the Proposed Business Combination, or if we do not complete the Proposed Business Combination and seek an alternative initial business combination opportunity, we may target businesses with enterprise values that are greater than we could acquire with the net proceeds of the IPO and the sale of the Private Placement Units. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders are required to provide any financing to us in connection with or after our initial business combination.

Our Sponsor controls the appointment of our board of directors until the consummation of our initial business combination and will hold a substantial interest in us. As a result, they will appoint all of our directors prior to the consummation of our initial business combination and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

As of December 31, 2025, our Sponsor owns 25.9% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Articles. This potential concentration of influence could be disadvantageous to other shareholders with interests different from those of our sponsor. In addition, the Founder Shares, all of which are held by the Sponsor, will entitle the holders to appoint all of our directors prior to the consummation of our initial business combination. Holders of our Public Shares will have no right to vote on the appointment or removal of directors during such time. Further, prior to the closing of our initial business combination, only holders of our Class B Ordinary Shares will be entitled to vote on transferring the company by way of continuation in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). In connection with the Proposed Business Combination, our Sponsor voted each of their voting securities in favor of the Business Combination Proposal, the Domestication Proposal and other proposals associated therewith. Each of the proposals was approved by the requisite vote of the shareholders. The aforementioned provisions of our Articles may only be amended by a special resolution passed by not less than 90% of the votes cast by the shareholders of the issued shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of the company. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination. If our Sponsor purchases any additional Class A Ordinary Shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Ordinary Shares. In addition, our board of directors, whose members were appointed by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term for three years with only one class of directors being appointed in each year. We may not hold an annual or extraordinary general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our Sponsor, because of their ownership position, will have considerable influence regarding the outcome. In addition, only the Class B Ordinary Shares will have the right to vote on directors prior to our initial business combination, our initial shareholders will continue to exert control at least until the completion of our initial business combination. Accordingly, the Sponsor will continue to exert control at least until the completion of our initial business combination.

Our ability to complete the Proposed Business Combination with Merlin, or another initial business combination, may be impacted if the initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”), and ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties choose not to file voluntarily. If CFIUS determines that an investment subject to its jurisdiction presents national security risks, CFIUS has the power to require mitigation measures on the investment or can recommend that the President prohibit it or order divestment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on — among other factors — the nature and structure of the transaction, the nationality of the parties, the level of beneficial ownership interest and the nature of any information or governance rights involved.

For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and its implementing regulations that became effective on February 13, 2020, further includes investments that do not result in control of a U.S. business by a foreign person but afford foreign investors certain information or governance rights in certain U.S. businesses that have a nexus to “critical technologies”, “critical infrastructure” and/or “sensitive personal data”. Our Sponsor is a Delaware-organized entity and the majority of its economic interests are owned by U.S. citizens. Our Sponsor is exclusively controlled by Mr. Gundlach and Mr. Combes, who are U.S. and French citizens, respectively, and the Sponsor’s managing members. While our Sponsor may be considered a “foreign person” as defined in the CFIUS regulations, we do not believe that our Sponsor will acquire “control” or any of the rights defined at 31 C.F.R. §800.211(b) of the CFIUS regulations that could afford CFIUS jurisdiction over the Business Combination. It is possible that other non-U.S. persons could be involved in the Business Combination or another initial business combination (e.g., as existing shareholders of a target company or as PIPE investors), which may increase the risk that our initial business combination becomes subject to regulatory review, including review by CFIUS. For example, in connection with the Proposed Business Combination, a portion of the equity of Merlin is beneficially owned by citizens of jurisdictions other than the United States. As such, an initial business combination with a U.S. business or foreign business with U.S. subsidiaries that we may wish to pursue may be subject to CFIUS review. If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, require mitigation measures with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval. This may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have any foreign ownership issues. In addition, certain businesses may be subject to rules or regulations that limit or impose additional requirements with respect to foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial business combination within the applicable time period required under our amended and restated memorandum and articles of association, including as a result of extended regulatory review of a potential initial business combination, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares for a pro rata portion of the funds held in the Trust Account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, our Rights may be worthless.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We included such disclosure in our Registration Statement. If we do not consummate the Proposed Business Combination and instead pursue an alternative initial business combination opportunity, we will provide such same disclosure in the proxy statement/prospectus associated with such initial business combination, or, if applicable, we will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause our shareholders to lose some or all of their investment.

Even though we did conduct due diligence on Merlin, and – if we do not consummate the Proposed Business Combination as anticipated on March 16, 2026 and instead seek to enter into an alternative initial business combination opportunity – we expect to conduct due diligence on a target business with which we combine, we cannot ensure that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders or rights holders who choose to remain shareholders or rights holders following the initial business combination could suffer a reduction in the value of their securities. Such shareholders or rights holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the initial business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of Merlin’s key personnel upon the completion of the Proposed Business Combination cannot be ascertained at this time. As of the date of this Proxy Statement, we are of the understanding that all members of Merlin’s management team will remain associated with New Merlin following the Proposed Business Combination, as disclosed in the Registration Statement. However, it is possible that members of Merlin’s management will not wish to remain in place. Similarly, if we do not complete the Proposed Business Combination and instead pursue an alternative initial business combination opportunity, the role of such acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time, and it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

The Proposed Business Combination contemplates a merger subsidiary of our Company merging with and into Merlin, resulting in us acquiring 100% of the equity interests of Merlin. If we do not consummate the Proposed Business Combination and instead pursue an alternate initial business combination, we may structure our initial business combination so that the post-transaction company in which our Public Shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A Ordinary Shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A Ordinary Shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A Ordinary Shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the Company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our shareholders’ investment in us.

If we do not complete the Proposed Business Combination and instead pursue an alternative initial business combination opportunity, our ability to assess the target business’ management may be limited due to a lack of time, resources or information, particularly as the end of the completion window nears, and the investigation of Merlin, drafting and execution of relevant agreements, disclosure documents and other instruments has required substantial management time and attention and substantial costs for accountants, attorneys and others which will likely not be recoverable. Our assessment of the capabilities of the target business’ management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’ management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We expect to consummate the Proposed Business Combination with Merlin on March 16, 2026. If we do not consummate the Proposed Business Combination and instead pursue alternative initial business combination opportunities, we may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and rights holders. As a result of our business combination, our tax obligations may be more complex, burdensome and/or uncertain.

Although we attempted to structure the Proposed Business Combination with Merlin, and would attempt to structure any other alternative initial business combination opportunity we pursue, in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, we may: structure our business combination in a manner that requires shareholders and/or rights holders to recognize gain or income for tax purposes; effect a business combination with a target company in another jurisdiction; or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). In connection with the Proposed Business Combination, pursuant to the approval of the Domestication Proposal at the EGM, we intend to effect the Domestication of the Company and transfer by way of continuation into the state of Delaware. We do not intend to make any cash distributions to shareholders or rights holders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder or a rights holder may need to satisfy any tax liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares or rights received. In addition, shareholders and rights holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. For example, in connection with the Proposed Business Combination, Merlin also operates in New Zealand. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

If we do not consummate the Proposed Business Combination and instead pursue an alternative initial business combination opportunity, we may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. In connection with the Proposed Business Combination, we intend to transfer by way of continuation to the state of Delaware. As such, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We may reincorporate in another jurisdiction, which may result in taxes imposed on our shareholders.

We may, in connection with our initial business combination or otherwise and, to the extent applicable, subject to requisite shareholder approval by special resolution under the Companies Act (with respect to which only holders of Class B Ordinary Shares will be entitled to vote prior to our initial business combination), reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. In connection with the Proposed Business Combination, we intend to transfer by way of continuation into the state of Delaware. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity (or may otherwise result in adverse tax consequences). We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of our ordinary shares after the reincorporation.

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

As we have entered into the Business Combination Agreement with Merlin, which has business operations outside of the United States, we face additional burdens in connection with completing the Proposed Business Combination, and if we effect the Proposed Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations. Similarly, if we do not complete the Proposed Business Combination and instead pursue an alternate initial business combination opportunity with a target company that has operations or opportunities outside of the United States, we may face comparable additional burdens in connection with investigating, agreeing to and completing such alternate initial business combination, and would be subject to similar additional risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters, widespread health emergencies and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we are unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In connection with the Proposed Business Combination, Merlin is a Delaware company and we expect to consummate the Proposed Business Combination on March 16, 2026. If we do not consummate the Proposed Business Combination and instead pursue an alternative initial business combination opportunity, in the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

If we acquire a non-U.S. target, our results of operations may be negatively impacted because of the costs and difficulties inherent in managing cross-border business operations.

We may pursue a target company with operations or opportunities outside of the United States for our initial business combination, as we are proposing in connection with the Proposed Business Combination. Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

If social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval or policy changes or enactments occur in a country in which we may operate after we effect our initial business combination, it may result in a negative impact on our business.

Merlin is a Delaware company and we expect to consummate the Proposed Business Combination on March 16, 2026. If we do not consummate the Proposed Business Combination and instead pursue an alternative initial business combination opportunity, in the event we acquire a non-U.S. target, political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, and policy changes or enactments could negatively impact our business in a particular country.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

Merlin is a Delaware company and we expect to consummate the Proposed Business Combination on March 16, 2026. If we do not consummate the Proposed Business Combination and instead pursue an alternative initial business combination opportunity, in the event we acquire a non-U.S. target, our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

An investment in our securities may result in uncertain U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. For example, it is unclear whether the redemption rights with respect to our Class A Ordinary Shares suspend the running of a U.S. Holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A Ordinary Shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividend income” for U.S. federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when acquiring, owning or disposing of our securities.

Because foreign law could govern almost all of our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Merlin is a Delaware company and we expect to consummate the Proposed Business Combination on March 16, 2026. If we do not consummate the Proposed Business Combination and instead pursue an alternative initial business combination opportunity, in the event we acquire a non-U.S. target, foreign law could govern almost all of our material agreements. The target business may not be able to enforce any of its material agreements or enforce remedies for breaches of those agreements outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

As Merlin has operations outside of the United States, the economic, political and social conditions, as well as government policies, of the country or countries in which Merlin operates could affect our business following the completion of the Proposed Business Combination. Economic growth in such jurisdictions could be uneven, both geographically and among various sectors of the economy, and such growth may not be sustained in the future. If such economies experience a downturn or grow at a slower rate than expected, there may be less demand for spending in the industries in which Merlin operates, which could materially and adversely affect the post-combination business’ ability to become profitable. If we do not consummate the Proposed Business Combination and instead pursue an alternate initial business combination opportunity with a target that has international operations, similar macroeconomic risks in the relevant jurisdiction could materially and adversely affect our ability to find an attractive target business and, if we effect such business combination, the ability of that target business to become profitable.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place, as is anticipated in connection with the Proposed Business Combination. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Risks Related to Our Sponsor and Management Team

We are dependent upon our officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial business combination, could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, as members of our management team have in connection with the Proposed Business Combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. In connection with the Proposed Business Combination, Michael Blitzer, our Chief Executive Officer, is expected to serve as a director of New Merlin following the Proposed Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Management — Officers and Directors.”

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor, the managing member of the Sponsor, and our officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law. Our Articles provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

In addition, our Sponsor and our officers and directors have and may sponsor or form other special purpose acquisition companies with acquisition objectives that are similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so in connection with the Proposed Business Combination. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

Members of our management team and board of directors have significant experience as board members, officers or executives of other companies. As a result, certain of those persons have been, may be, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may in the future be, affiliated. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain persons were, are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. Any such litigation, investigations or other proceedings may divert our management team’s and board’s attention and resources away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business.

Members of our management team have been (and intend to be) involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result, members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business. Any such claims or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

Our Letter Agreement with our Sponsor, officers, directors and advisors may be amended without shareholder approval.

Our Letter Agreement with our Sponsor, officers, directors and advisors contain provisions relating to transfer restrictions of the Founder Shares and Private Placement Units, indemnification of the Trust Account, waiver of redemption rights and participation in liquidating distributions from the Trust Account. The Letter Agreement may be amended without shareholder approval. While we do not expect our board to approve any amendment to the Letter Agreement prior to the anticipated consummation of the Proposed Business Combination on March 16, 2026, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the Letter Agreement. Any such amendments to the Letter Agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

Risks Related to Our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or Public Rights, potentially at a loss.

Our Public Shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Public Shares that such shareholder properly elected to redeem, which, in connection with the Proposed Business Combination, are such shareholders who properly elected to redeem their Public Shares by March 10, 2026, pursuant to the procedures described in further detail in the Registration Statement, subject to the limitations and on the conditions described herein; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by November 4, 2026 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; and (iii) the redemption of our Public Shares if we are unable to complete an initial business combination by November 4, 2026, subject to applicable law and as further described herein. In no other circumstances will Public Shareholders have any right or interest of any kind in the Trust Account. Holders of Public Rights will not have any right to the proceeds held in the Trust Account with respect to the Public Rights. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or Public Rights, potentially at a loss.

If we are unable to consummate the Business Combination or another initial business combination by the date required in our Articles, the Public Shareholders may be forced to wait beyond such date before redemption from our Trust Account.

We expect to consummate the Proposed Business Combination on March 16, 2026. If we are unable to consummate the Proposed Business Combination by the date anticipated or instead seek to consummate an alternative initial business combination opportunity, and are unable to do so by November 4, 2026, or such later date as our shareholders may approve in accordance with the Articles, subject to applicable law, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be less taxes payable and up to $100,000 to pay dissolution expenses), will be used to fund the redemption of our Public Shares, as further described herein. Any redemption of Public Shareholders from the Trust Account will be effected automatically by function of the Articles prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our Public Shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Cayman Companies Act. In that case, investors may be forced to wait beyond the end of the completion window before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate the Proposed Business Combination or another initial business combination prior thereto and only then in cases where investors have properly sought to redeem their Public Shareholders. Only upon our redemption or any liquidation will Public Shareholders be entitled to distributions if we are unable to complete the Proposed Business Combination or another initial business combination.

Nasdaq may delist the Class A Ordinary Shares from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Class A Ordinary Shares, Units and Rights are listed on Nasdaq under “BACQ”, “BACQU” and “BACQR”, respectively. We cannot assure you that the securities will continue to be listed on Nasdaq prior to the earlier of the Proposed Business Combination, completion of another initial business combination or the end of the completion window. In order to continue listing our securities on Nasdaq prior to the Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market value of listed securities (generally $50,000,000) and a minimum number of holders of our securities (generally 400 holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, unless we decide to list on a different Nasdaq tier such as the Nasdaq Capital Market which has different initial listing requirements, our share price would generally be required to be at least $4.00 per share and we would be required to have a minimum of 400 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our securities are a “penny stock” which will require brokers trading in our securities to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our securities will be listed on Nasdaq, our securities will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

The grant of registration rights to our Sponsor may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our securities.

Pursuant to the registration rights agreement entered into simultaneously with the IPO, our Sponsor and its permitted transferees can demand that we register the Class A Ordinary Shares into which Founder Shares are convertible, holders of our Private Placement Units and their permitted transferees can demand that we register the Class A Ordinary Shares issuable upon the conversion of the Private Placement Units and the Class A Ordinary Shares and holders of Private Placement Units that may be issued upon conversion of working capital loans may demand that we register such shares or the Class A Ordinary Shares issuable upon conversion of the Private Placement Units. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the ordinary shares owned by our Sponsor, holders of our Private Placement Units or holders of our working capital loans or their respective permitted transferees are registered.

Our Rights may have an adverse effect on the market price of our Class A Ordinary Shares and make it more difficult to effectuate our initial business combination.

We will be issuing rights that may result in the issuance of up to 2,542,500 Class A Ordinary Shares, as part of the Units issued in the IPO and the Private Placement Units. In addition, if the Sponsor makes any working capital loans, it may convert those loans into up to an additional 150,000 Private Placement Units, at the price of $10.00 per unit. To the extent we issue Ordinary Shares to effectuate an initial business combination, the potential for the issuance of a substantial number of additional Class A Ordinary Shares upon conversion of these rights could make us a less attractive acquisition vehicle to a target business. Such rights, when converted, will increase the number of issued and outstanding Class A Ordinary Shares and reduce the value of the Class A Ordinary Shares issued to complete an initial business combination. Therefore, our rights may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.

For more information on the dilutive effect of the Rights in connection with the Proposed Business Combination, please see “Summary of the Proxy Statement/Prospectus—Ownership of New Merlin” in our Registration Statement.

Because each Unit contains one Right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of our initial business combination, and only whole shares will be issued in exchange for rights, the Units may be worth less than units of other special purpose acquisition companies.

In connection with the Proposed Business Combination, pursuant to the Domestication, each of the Rights will convert into a right of Post-Domestication Inflection Point (each, a “Post-Domestication Right”), which, at the effective time of the Proposed Business Combination, will convert automatically into one-tenth of one-share of common stock of New Merlin, with any fractional shares rounded down. If we do not consummate the Proposed Business Combination and instead pursue an alternative initial business combination opportunity, except in cases where we are not the surviving company in a business combination, each holder of a Right will automatically receive one-tenth (1/10) of one Class A Ordinary Share upon consummation of our initial business combination. In the event we will not be the surviving company upon completion of our initial business combination, each holder of a Right will be required to affirmatively convert its rights in order to receive the one-tenth (1/10) of one Class A Ordinary Share underlying each right upon consummation of the business combination. We will not issue fractional shares in connection with an exchange of rights.

As a result, you must hold Rights in multiples of ten in order to receive Class A Ordinary Shares for all of your Rights upon closing of a business combination. If we are unable to complete an initial business combination within the required time period and we redeem the Public Shares for the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights and the Rights will expire worthless.

We may amend the terms of the Rights in a manner that may be adverse to holders of Rights with the approval by the holders of at least a majority of the then issued and outstanding Rights.

Our rights will be issued in registered form under a rights agreement, dated October 31, 2024, between Continental, as rights agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, including to conform the provisions of the rights agreement to the description of the terms of the rights and the rights agreement set forth in this prospectus, but requires the approval by the holders of at least a majority of the then issued and outstanding Rights to make any change that adversely affects the interests of the registered holders of Rights. Accordingly, we may amend the terms of the Rights in a manner adverse to a holder if holders of at least a majority of the then issued and outstanding rights approve of such amendment. We do not anticipate such an amendment prior the anticipated consummation of the Proposed Business Combination on March 16, 2026.

However, under Cayman Islands law, our directors may only exercise the rights and powers granted to them under our Articles for a proper purpose and for what they believe in good faith to be in the best interests of our company.

Our rights agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our rights, which could limit the ability of rights holders to obtain a favorable judicial forum for disputes with our company.

Our rights agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the rights agreement, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the rights agreement will not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. We note that there is uncertainty as to whether a court would enforce such provisions, and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. The Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring any interest in any of our Rights shall be deemed to have notice of and to have consented to the forum provisions in our rights agreement. If any action, the subject matter of which is within the scope the forum provisions of the rights agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our rights, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such rights holder in any such enforcement action by service upon such rights holder’s counsel in the foreign action as agent for such rights holder.

This choice-of-forum provision may limit a rights holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our rights agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management team.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands with no operating results, and we will not commence operations until obtaining funding through this offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.

Information regarding our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance by our management team, our advisors and their respective affiliates and the businesses with which they have been associated, is not a guarantee that we will be able to successfully identify a suitable candidate for our initial business combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any initial business combination we may consummate. You should not rely on the historical experiences of our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team, our advisors or their respective affiliates. The market price of our securities may be influenced by numerous factors, many of which are beyond our and our management team’s control, and our shareholders may experience losses on their investment in our securities.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our Articles, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands.

The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Ogier (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, Public Shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

If our initial business combination involves a company organized under the laws of the United States (or any subdivision thereof), a U.S. federal excise tax could be imposed on us in connection with any redemptions of our Class A Ordinary Shares after or in connection with such initial business combination.

The Inflation Reduction Act of 2022 provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations after December 31, 2022 (the “stock buyback tax”), subject to certain exceptions. If applicable, the amount of the stock buyback tax is generally 1% of the aggregate fair market value of any stock repurchased by the corporation during a taxable year, net of the aggregate fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year.  On April 9, 2024, the U.S. Department of the Treasury issued proposed regulations addressing the application of the excise tax. The proposed regulations provide certain rules upon which taxpayers are generally entitled to rely until publication of final regulations. The proposed regulations clarify that certain distributions in complete liquidation or pursuant to a resolution or plan of dissolution generally are not repurchases that would be subject to the excise tax. In addition, certain redemptions that occur in the same taxable year as a complete liquidation is completed or in which a dissolution occurs would generally be exempt from such excise tax.

As an entity incorporated as a Cayman Islands exempted company, with no subsidiaries or previous merger or acquisition activity, the stock buyback tax is currently not expected to apply to redemptions of our Class A Ordinary Shares (absent any further regulations or other additional guidance that may be issued in the future).However, in connection with an initial business combination involving a company organized under the laws of the United States (or any subdivision thereof), it is possible that we domesticate and continue as a Delaware corporation prior to certain redemptions. Because we expect that, following such a domestication, our securities would continue to trade on Nasdaq, in such a case we could be subject to the stock buyback tax with respect to any subsequent redemptions (including redemptions in connection with the initial business combination) that are treated as repurchases for this purpose. In all cases, whether and to what extent we would be subject to the stock buyback tax will depend on a number of factors, including (i) the structure of the initial business combination, including the extent to which the initial business combination involves a U.S. corporation and the extent to which we issue shares in the initial business combination or otherwise during the same taxable year that are eligible to offset any redemptions or other repurchases, (ii) the fair market value of the shares redeemed and (iii) the extent such redemptions could be treated as dividends and not as repurchases. The applicability of the stock buyback tax to us could be further affected by the content of any further regulations, clarifications or other additional guidance from the U.S. Treasury Department that may be issued and applicable to the redemptions.

Any stock buyback tax that becomes payable as a result of any redemptions of our Class A Ordinary Shares (or other shares into which such Class A Ordinary Shares may be converted) in connection with our initial business combination or otherwise would be payable by us and not by the redeeming holder. To the extent such taxes are applicable, the amount of cash available to pay redemptions or to transfer to the target business in connection with our initial business combination may be reduced, which could result in our inability to meet conditions in  the agreement relating to our initial business combination related to a minimum cash requirement, if any, or otherwise result in the shareholders of the combined company (including any of our shareholders who do not exercise their redemption rights in connection with the initial business combination) to economically bear the impact of such stock buyback tax.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of the IPO registration statement captioned “Taxation — United States Federal Income Tax Considerations — U.S Holders”) of our Class A Ordinary Shares, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception (see the section of the IPO registration statement captioned “Taxation — United States Federal Income Tax Considerations — U.S Holders”). Because we are a blank check company with no current active business prior to our initial business combination, and based upon the composition of our income and assets, and upon a review of our financial statements, we believe that we likely will not qualify for the start-up exception and that we have been a PFIC since our first taxable year and will likely be considered a PFIC for the foreseeable future. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. In addition, our U.S. counsel expresses no opinion with respect to our PFIC status for any taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (the “IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of U.S. courts predicated upon civil liabilities and criminal penalties on our directors and officers under U.S. laws.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A Ordinary Shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Provisions in our Articles may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Ordinary Shares and could entrench management.

Our Articles contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Our Articles provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our Articles provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our Articles or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former director, officer or other employee to us or our shareholders; (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our Articles; or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our Articles will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States are, as a matter of the laws of the United States, the sole and exclusive forum for determination of such a claim.

Our Articles also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our Articles to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial business combination.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial business combination.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and as noted in “Item 1A. Risk Factors” of this Form 10-K, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for our Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in “Item 1A. Risk Factors” of this Form 10-K.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our Units, Public Shares and Public Rights are each traded on the Nasdaq Global Market under the symbols “BACQU”, “BACQ” and “BACQR”, respectively. Our Units commenced public trading on November 1, 2024 and our Public Shares and Public Rights commenced separate public trading on December 2, 2024.

Holders

On March 11, 2026, there were two holders of record of our Units, one holder of record of our Class A Ordinary Shares, one holder of record of our Class B Ordinary Shares and one holder of record of our Rights.

Dividends

We have not paid any cash dividends on our ordinary shares to date and does not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of an initial business combination. The payment of any cash dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. If we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Performance Graph

As a smaller reporting company, we are not required to provide the information required by Regulation S-K Item 201(e).

Recent Sales of Unregistered Securities

On June 25, 2024, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs in exchange for 7,187,500 Founder Shares. On October 2, 2024, we capitalized $239.58 standing to the credit of our share premium account and issued an additional 2,395,833 Founder Shares to the Sponsor, resulting in the Sponsor holding an aggregate of 9,583,333 Founder Shares (up to 1,250,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised). On November 4, 2024, the underwriters forfeited their over-allotment option to purchase up to an additional 3,750,000 units. As a result, 1,250,000 Class B Ordinary Shares were surrendered by the Sponsor and cancelled by the Company.

Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC, acted as the lead book-running manager for the IPO. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-280777). The SEC declared the registration statement effective on October 31, 2024.

Simultaneously with the consummation of our IPO, we completed the private sale of an aggregate of 425,000 Private Placement Unit to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $4,250,000. The Private Placement Units are identical to the units sold in our IPO except that, so long as they are held by our Sponsor or its permitted transferees, the Private Placement Units (including their component securities) (i) may not (including the Class A ordinary shares issuable upon conversion of the underlying rights), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination and (ii) will be entitled to registration rights. The issuance of the Founder Shares and Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Sponsor represented that it is an “accredited investor” as defined in Rule 501 promulgated under the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

An aggregate of $250,000,000 was deposited in the Trust Account established with Continental acting as trustee in connection with the IPO.

Use of Proceeds from the IPO

The registration statement for the IPO was declared effective on October 31, 2024. On November 4, 2024, we consummated the IPO of 25,000,000 Units at $10.00 per Unit, generating gross proceeds of $250,000,000. Each Unit consists of one Class A Ordinary Share and one Right, with each Right entitling the holder thereof to purchase one-tenth of one Class A Ordinary Share at the consummation of our initial business combination.

Transaction costs amounted to $11,403,592, consisting of $2,000,000 of cash underwriting fees, $8,750,000 of deferred underwriting fees payable upon the consummation of our initial Business Combination, and $653,592 of other offering costs.

Of the net proceeds from the IPO and Private Placement, $250,000,000 was deposited into the Trust Account, and $3,215,000 was available for working capital. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus dated October 31, 2024, which was filed with the SEC.

As of December 31, 2025, after giving effect to our IPO and our operations subsequent thereto, approximately $262,235,740 was held in the Trust Account, and we had approximately $703,596 of unrestricted cash available to us for our activities in connection with identifying and consummating an initial Business Combination, and for general corporate matters.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no such repurchases of our equity securities by us or an affiliate during the fourth quarter of the fiscal year covered by the Report.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting an initial business combination. We intend to effectuate the Proposed Business Combination with Merlin pursuant to the Business Combination Agreement, which was approved by the requisite vote of the shareholders in the EGM held on March 12, 2026. However, if the Business Combination Agreement is terminated, we may pursue an initial Business Combination in any business or industry. We intend to effectuate our initial Business Combination, including the Proposed Business Combination, using cash from the proceeds of the IPO and the Private Placement, the proceeds of the sale of our shares, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing.

The issuance of additional shares in connection with our initial business combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors in the IPO, which dilution would increase if the anti-dilution provisions in the Class B Ordinary Shares resulted in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B Ordinary Shares;

●	may subordinate the rights of holders of Class A Ordinary Shares if preference shares are issued with rights senior to those afforded our Class A Ordinary Shares;

●	could cause a change in control if a substantial number of our Class A Ordinary Shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may seek to extend the completion window consistent with applicable laws, regulations and stock exchange rules by amending our Articles. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect their ability to maintain our listing on Nasdaq. We do not expect to do so prior to the anticipated consummation of the Proposed Business Combination on March 16, 2026. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete our initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq.

Recent Developments

Amendments to our Articles

On October 21, 2025, with the requisite approvals of the shareholders of the Company, our Articles were amended to (i) change the name of the Company from “Bleichroeder Acquisition Corp. I” to “Inflection Point Acquisition Corp. IV” and (ii) to permit the Company to consummate the redemption of Public Shares at an earlier time in connection with the commencement of the procedures to consummate a proposed initial business combination, as opposed to upon consummation of the proposed initial business combination, if the board of directors determines it is desirable to facilitate the consummation of such initial business combination.

Management Changes

Effective July 2025, (i) Marcello Padula resigned as Chief Financial Officer, (ii) Michael Blitzer, Robert Folino and Kevin Shannon were appointed as President and Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, respectively, (iii) Nazim Cetin and Pierre Weinstein resigned from the Company’s board of directors the audit committee of the board and (iv) the board of directors appointed incumbent directors Joseph Samuels and Antoine Theysset to the audit committee. Mr. Blitzer was also appointed to the board. In connection with their appointments, each of Mr. Blitzer, Mr. Folino and Mr. Shannon signed a joinder to the Letter Agreement, pursuant to which, among other things, the signatories agreed to waive certain redemption rights and to vote any ordinary shares of Company they hold in favor of an initial business combination. Each of Mr. Blitzer, Mr. Folino and Mr. Shannon also entered into a standard indemnification agreement with the Company.

Mr. Blitzer and Mr. Shannon are affiliates of Inflection Point Fund I LP (“Inflection Point Fund”), which is a member of our Sponsor.

Proposed Business Combination

On October 13, 2025, the Company entered into the Business Combination Agreement, by and among the Company, Merger Sub, and Merlin, pursuant to which, among other things and subject to the terms and conditions therein, Merger Sub will merge with and into Merlin, with Merlin continuing as the surviving company. The combined company’s business will continue to operate through Merlin and its subsidiaries. In connection with the closing of the Proposed Business Combination (the “Closing”), the Company will change its name to Merlin, Inc.

The Domestication

The Company will, subject to obtaining the required shareholder approvals change its jurisdiction of incorporation by deregistering from the Register of Companies in the Cayman Islands as a Cayman Islands exempted company by way of continuation out of the Cayman Islands and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. In connection with the completion of the Proposed Business Combination, the Company will provide the Public Shareholders the opportunity to redeem their Public Shares on the terms and conditions set forth in the Business Combination Agreement and the Company’s governing documents. The Company will complete the Redemption of properly tendered Public Shares at least one day prior to the Domestication.

Subject to the satisfaction or waiver of the conditions of the Business Combination Agreement, including approval of our shareholders, which was received in connection with the EGM held on March 12, 2026, (a) immediately prior to the Domestication, pursuant to the Sponsor Support Agreement, by and among the Company, Merlin, the Sponsor, and Inflection Point Fund, the Class B Shareholders, will elect to convert each Founder Share, on a one-for-one basis, into a Class A Ordinary Share; (b) in connection with the Domestication, (i) each of the then issued and outstanding Class A Ordinary Shares will convert automatically, on a one-for-one basis, into a share of New Merlin Common Stock; (ii) each of the then issued and outstanding Rights will convert automatically into a Post-Domestication Right; and (iii) each of the then issued and outstanding Units will convert automatically into a unit of Post-Domestication Inflection Point, consisting of one share of New Merlin Common Stock and one Post-Domestication Right.

The Merger and Consideration

Upon the terms and subject to the satisfaction or waiver of the conditions of the Business Combination Agreement, immediately prior to the Effective Time:

(1)	each convertible security of Merlin (other than the Pre-Funded Convertible Notes) that is outstanding immediately prior to the Effective Time, to the extent applicable, will automatically convert in full into shares of Merlin Common Stock, in accordance with the terms thereof;

(2)	each warrant of Merlin exercisable for the preferred stock of Merlin that is outstanding and unexercised immediately prior to the Effective Time will automatically be exercised on a cashless basis in full in accordance with its terms or otherwise exercised in full;

(3)	immediately after giving effect to the conversions and exercises set forth in clauses (1) and (2) above, each issued and outstanding share of preferred stock of Merlin (including each share of preferred stock issued upon the conversions and exercises described in clauses (1) and (2) above) will automatically convert into such number of shares of Merlin Common Stock into which such shares of preferred stock of Merlin, as applicable, are convertible in connection with the Merger pursuant to the organizational documents of Merlin; and

(4)	each warrant of Merlin (other than the Pre-Funded Warrants) exercisable for Merlin Common Stock that is outstanding and unexercised immediately prior to the Effective Time shall automatically be exercised on a cashless basis in full in accordance with its terms or otherwise exercised in full.

In connection with the transactions contemplated by the Business Combination Agreement, on July 2, 2025, and on August 13, 2025, Merlin entered into the Signing Pre-Funded PIPE Agreements with the Pre-Funded Investors. Pursuant to the Signing Pre-Funded PIPE Agreements, the Pre-Funded Investors agreed, among other things, to purchase, and Merlin issued and sold, an aggregate of approximately $78 million of Pre-Funded Convertible Notes and Pre-Funded Warrants, substantially concurrently with the execution and delivery of the Business Combination Agreement.

On November 17, 2025, Merlin and one of the Pre-Funded Investors entered into the Post-Signing Pre-Funded SPA, pursuant to which such Pre-Funded Investor purchased for approximately $9.3 million an additional Pre-Funded Convertible Note with a principal amount of approximately $10.9 million and a Pre-Funded Warrant, on the same terms and conditions as the Signing Pre-Funded SPA.

Pursuant to the Business Combination Agreement, the Aggregate Consideration to be paid to the Merlin Equity Holders (other than the holders of the Pre-Funded Convertible Notes and the Pre-Funded Warrants in respect of those securities) in, or in connection with, the Merger shall be the number of shares of New Merlin Common Stock equal to the quotient of: (a) $800,000,000, divided by (b) the price at which each Public Share may be redeemed in connection with the EGM.

The Convertible Note Consideration shall be a number of shares of Series A Preferred Stock equal to the quotient, rounded up to the nearest whole share, of (i) the total outstanding principal and accrued and unpaid interest on each Pre-Funded Convertible Note as of one day prior to the Closing, divided by (ii) $10.20 (with respect to the Pre-Funded Convertible Notes sold pursuant to the Pre-Funded NPAs), as may be adjusted pursuant to the terms and conditions of such Pre-Funded Convertible Notes, or $12.00 (with respect to the Pre-Funded Convertible Notes sold pursuant to the Pre-Funded SPAs).

The Pre-Funded Warrant Consideration shall be one or more New Merlin Series A Warrants equal to the quotient of (i) the aggregate exercise price of such Pre-Funded Warrant immediately prior to the Effective Time, divided by (ii) $12.00.

Upon the terms and subject to the satisfaction or waiver of the conditions of the Business Combination Agreement, at the Effective Time:

(1)	each Excluded Share will be canceled and shall cease to exist and no consideration will be delivered in exchange therefor;

(2)	each share of Merlin Common Stock that is issued and outstanding immediately prior to the Effective Time (other than Excluded Shares) will be canceled and converted into the right to receive a number of shares of New Merlin Common Stock equal to the Exchange Ratio;

(3)	each Merlin Option will automatically cease to represent an option to purchase Merlin Common Stock and be assumed and converted on the same terms and conditions as were applicable as of the Effective Time, into an option to acquire that number of New Merlin Common Stock (rounded down to the nearest whole share) equal to the product of (A) the number of shares of Merlin Common Stock subject to such Merlin Option and (B) the Exchange Ratio, at an exercise price per share of Merlin Common Stock (rounded up to the nearest whole cent) equal to the quotient obtained by dividing (x) the exercise price per share of Merlin Common Stock of such Merlin Option by (y) the Exchange Ratio;

(4)	each Merlin RSU will cease to represent a right to acquire shares of Merlin Common Stock and be assumed and converted on the same terms and conditions as were applicable as of the Effective Time, into a restricted stock unit representing the right to acquire that number of New Merlin Common Stock (rounded down to the nearest whole share) equal to the product of (A) the number of shares of Merlin Common Stock subject to such Merlin RSU and (B) the Exchange Ratio;

(5)	each Pre-Funded Convertible Note that is outstanding immediately prior to the Effective Time will automatically be canceled and converted into the right to receive the Convertible Note Consideration;

(6)	each Pre-Funded Warrant that is outstanding and unexercised immediately prior to the Effective Time will automatically be canceled and converted into the right to receive the Pre-Funded Warrant Consideration; and

(7)	(x) each then issued and outstanding Post-Domestication Right shall convert automatically into one-tenth of one share of New Merlin Common Stock, pursuant to that certain Rights Agreement, dated as of October 31, 2024, by and between the Company and the right agent with any fractional shares of New Merlin Common Stock to be issued in connection with such conversion rounded down to the nearest whole share; and (y) each then issued and outstanding Post-Domestication Unit shall be canceled and will thereafter entitle the holder thereof to one and one-tenth (1.1) shares of New Merlin Common Stock, with any fractional shares of New Merlin Common Stock to be issued in connection with such separation rounded down to the nearest whole share.

Closing Conditions

The obligations of the Company and Merlin to consummate the Proposed Business Combination are subject to the satisfaction or waiver of other customary closing conditions, including without limitation: (i) the adoption and/or approval, as applicable, by the Company’s shareholders of the Transaction Proposals, which we received pursuant to the EGM held on March 12, 2026, (ii) the approval of the Business Combination Agreement and the Proposed Business Combination (including the Merger) by the affirmative vote or written consent of the Merlin Stockholders, pursuant to the terms and in accordance with satisfaction of the conditions of the organizational documents of Merlin and applicable law, which was received on February 12, 2026, (iii) no adverse law or order, (iv) the registration statement covering the Proposed Business Combination becoming effective, in connection with the Registration Statement was declared effective by the SEC on February 12, 2026, (v) approval of the listing of the New Merlin Common Stock on the Nasdaq Stock Market LLC, subject to satisfaction of the round lot holders requirement for initial listing, (vi) the accuracy of the representations and warranties and the performance of the covenants and agreements of each of the parties to the Business Combination Agreement, in each case subject to certain qualifiers, (vii) with respect to the Proposed Business Combination, the expiration of all waiting periods (and any extensions thereof) under the Hart-Scott-Rodino Act, in connection with which the waiting period with respect to the Proposed Business Combination expired on October 30, 2025, (viii) the completion of the Domestication, and (ix) duly executed pay-off letters certifying certain indebtedness of Merlin and its subsidiaries, as specified in the Business Combination Agreement, shall have been paid off, to the extent it is paid off pursuant to the Business Combination Agreement.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company entered into the Sponsor Support with the Restricted Holders, pursuant to which each Restricted Holder agreed to, among other things, (i) vote in favor of adoption of the Transaction Proposals, (ii) vote against any Alternative Transaction (as defined in the Business Combination Agreement) and any merger agreement or merger other than the Transaction Proposals, the Business Combination Agreement and the Proposed Business Combination; (iii) vote against any change in the business, management, or board of directors of the Company (other than in connection with the Transaction Proposals or pursuant to the Business Combination Agreement or ancillary agreements) and (iv) vote against any proposal, action or agreement that would (A) impede, interfere, frustrate, prevent or nullify any provision of the Sponsor Support Agreement, the Business Combination Agreement or the Proposed Business Combination, (B) result in a breach in any respect of any covenant, representation, warranty or any other obligation or agreement of the Company under the Business Combination Agreement, (C) result in any of the closing conditions of the Business Combination Agreement not being fulfilled, (D) result in a breach of any covenant, representation or warranty or other obligation or agreement of such Restricted Holder contained in the Sponsor Support Agreement or (E) change in any manner the dividend policy or capitalization of, including the voting rights of any class of capital stock of, the Company. In addition, pursuant to the Sponsor Support Agreement, each Restricted Holder, severally, agreed to waive, subject to the consummation of the Proposed Business Combination, any and all anti-dilution rights with respect to the rate that the Class B Ordinary Shares convert into the Class A Ordinary Shares in connection with the transactions contemplated by the Business Combination Agreement.

Stockholder Voting and Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Merlin Stockholders and Merlin entered into the Stockholder Voting and Support Agreement, pursuant to which Merlin Stockholders have agreed to, among other things, vote (or act by written consent) (a) to approve and adopt the Business Combination Agreement and the consummation of the Proposed Business Combination; (b) against any Alternative Transaction or any proposal relating to an Alternative Transaction; (c) against any merger agreement or merger (other than the Business Combination Agreement and the Proposed Business Combination), consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by Merlin; (d) against any change in the business or board of directors of Merlin (other than pursuant to the Business Combination Agreement or the Ancillary Documents (as defined in the Business Combination Agreement)); (e) against any proposal, action or agreement that would (A) impede, interfere, frustrate, prevent or nullify any provision of the Stockholder Voting and Support Agreement, the Business Combination Agreement or the Proposed Business Combination, (B) result in a breach in any respect of any covenant, representation, warranty or any other obligation or agreement of Merlin under the Business Combination Agreement, (C) result in any of the closing conditions of the Business Combination Agreement not being fulfilled, (D) result in a breach of any covenant, representation or warranty or other obligation or agreement of such Merlin Stockholder contained in the Stockholder Voting and Support Agreement or (E) change in any manner the dividend policy or capitalization of, including the voting rights of any class of capital stock of, Merlin and (f) to convert all outstanding shares of preferred stock of Merlin into Merlin Common Stock as of immediately prior to the Effective Time, conditioned upon and subject to the closing of the Proposed Business Combination, in accordance with the organizational documents of Merlin.

Pursuant to the Stockholder Voting and Support Agreement, until the earliest of the Closing, termination of the Business Combination Agreement or the liquidation of Merlin, no Merlin Stockholder shall (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, any Subject Securities (as defined in the Stockholder Voting and Support Agreement), (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any Subject Securities without the prior written consent of Merlin and the Company, unless such transfer is deemed a Permitted Transfer (as defined in the Stockholder Voting and Support Agreement).

In addition, pursuant to the Stockholder Voting and Support Agreement, each Merlin Stockholder has agreed not to commence, join in, facilitate, assist or encourage, and has agreed to take all actions necessary to opt out of any class in any class action with respect to, any claim, derivative or otherwise, against the Company, Merlin or any of their respective successors or directors, (a) challenging the validity of, or seeking to enjoin the operation of, any provision of the Stockholder Voting and Support Agreement or (b) alleging a breach of any fiduciary duty of any person in connection with the evaluation, negotiation or entry into the Stockholder Voting and Support Agreement, the Business Combination Agreement or the Proposed Business Combination. Each Merlin Stockholder has also waived and agreed not to exercise any rights of appraisal or rights to dissent from the Proposed Business Combination that they may have in respect of the Subject Securities.

Series A Preferred Stock Investment

In connection with the transactions contemplated by the Business Combination Agreement, on August 13, 2025, the Company, Merlin and the Closing PIPE Investor entered into the Initial Series A SPA. Pursuant to the Series A SPA, the Closing PIPE Investor agreed, among other things, to purchase, at Closing, 4,901,961 shares of Series A Preferred Stock, having the rights, preferences and privileges set forth in the Certificate of Designation and a New Merlin Series A Warrant, for an aggregate purchase price of $50 million. Each share of Series A Preferred Stock will have a stated value of $12.00. On November 17, 2025, we and Merlin entered into Amendment No. 1 to the Initial Series A SPA, pursuant to which the Closing PIPE Investor agreed to increase its investment to $100 million, for which it will receive 9,803,922 shares of Series A Preferred Stock (at a price of $10.20 per share) and a New Merlin Series A Warrant to purchase a number of shares of New Merlin Common Stock equal to the number of shares of New Merlin Common Stock into which such shares of Series A Preferred Stock are initially convertible.

Additionally, on November 17, 2025, we and Merlin also entered into the Additional Series A SPAs, with the Additional Closing PIPE Investors, pursuant to which, among other things, the Additional Closing PIPE Investors agreed to purchase, and we agreed to sell, an aggregate of 1,666,668 shares of Series A Preferred Stock (at a price of $12.00 per share) and Upsized New Merlin Series A Warrants in a private placement, on substantially the same terms as the Closing PIPE Subscription Agreement, for an aggregate purchase price of $20 million.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since June 24, 2024 (inception) through December 31, 2025 have been (i) organizational activities and (ii) activities relating to (x) the IPO, and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial business combination. We will not generate any operating revenues until after completion of our initial business combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the IPO. There has been no significant change in our financial or trading position since the date of our audited financial statements, as filed in our Annual Report on Form 10-K filed in 2024. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net income of $6,008,347, which consists of interest earned on investments held in Trust Account of $10,479,542 and interest earned on bank account of $56,002, partially offset by general and administrative expenses of $3,857,197 and compensation expense of $670,000.

For the period from June 24, 2024 (inception) through December 31, 2024, we had net income of approximately $1.5 million, which consist of interest earned on investments held in Trust Account of approximately $1.8 million, interest income earned on bank account of approximately $15,000 and formation and operating costs of approximately $0.2 million.

Liquidity and Capital Resources

Until the consummation of the IPO, our only source of liquidity was an initial purchase of Class B Ordinary Shares by the Sponsor and loans from the Sponsor, which were repaid at the closing of the IPO.

On November 4, 2024, we consummated the IPO of 25,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 425,000 Private Placement Units to the Sponsor, generating gross proceeds of $4,250,000.

Following the IPO, a total of $250,000,000 was placed in the Trust Account. We incurred $11,403,592, consisting of $2,000,000 of cash underwriting fee, $8,750,000 of deferred underwriting fee, and $653,592 of other offering costs.

For the year ended December 31, 2025, cash used in operating activities was $1,328,713. Net income of $6,008,347 was affected by interest earned on investments held in Trust Account of $10,479,542 and compensation expenses of $670,000. Changes in operating assets and liabilities provided $2,472,482 of cash for operating activities.

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

As of December 31, 2025, we had investments held in the Trust Account of $262,235,740. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash of $703,596 for working capital purposes. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the Proposed Business Combination, and if the Proposed Business Combination is not consummated, any other alternative initial business combination opportunity we pursue, does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per Unit at the option of the lender, including up to $750,000 in working capital loans which may be made by Inflection Point Fund. The units would be identical to the Private Placement Units.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements--Going Concern,” as of December 31, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capitals needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Additionally, if an initial business combination is not consummated by the end of the completion window, currently November 4, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the completion window. The Company’s liquidity condition and mandatory liquidation within one year of the issuance of these financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through the Proposed Business Combination, and if the Proposed Business Combination is not consummated, any other alternative initial business combination opportunity we pursue. However, there can be no assurance that the Company will be able to consummate any initial business combination by the end of the completion window.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters had a 45-day option from the date of the IPO to purchase up to an additional 3,750,000 Units to cover over-allotments, if any. On November 4, 2024, the underwriters forfeited the over-allotment option to purchase the additional 3,750,000 Units.

The underwriters were entitled to a cash underwriting discount of $0.08 per Unit, or $2,000,000 in the aggregate. Of this amount, $1,000,000 was paid to the underwriters upon the closing of the IPO and $1,000,000 will be payable to the underwriters from working capital in equal amounts monthly starting on the 16th month following the closing of the IPO until the 24th month following the closing of the Initial Public Offering. On August 5, 2025, the Underwriting Agreement dated October 31, 2024, was amended to defer the commencement of the remaining $1,000,000 in payments to the underwriters until September 1, 2026. Pursuant to the amendment to the Underwriting Agreement, the remaining $1,000,000 shall be payable to the underwriters from the Company’s working capital in equal amounts monthly in the three months commencing on September 1, 2026. Any amounts not paid hereunder from working capital shall be accelerated and paid upon consummation of the initial business combination.

Critical Accounting Estimates and Policies

The preparation of consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. Management has identified the determination of the fair value of our Rights as a complex accounting estimate.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the fiscal year ended December 31, 2025.

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

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were effective as of December 31, 2025.

This Annual Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Andrew Gundlach	54	Chairman of the Board of Directors and Executive Chairman
Michael Blitzer	48	President, Chief Executive Officer and Director
Kevin Shannon	30	Chief Operating Officer
Robert Folino	57	Chief Financial Officer
Joseph Samuels	50	Director
Antoine Theysset	49	Director
Kathy Savitt	61	Director

The experience of our directors and executive officers is as follows:

Andrew Gundlach, Inflection Point’s Chairman since June 26, 2024, currently serves as President and Co-Chief Executive Officer at Bleichroeder, a registered investment advisor focused on ultra-high-net-worth families, a position held since 2019, where he oversees the strategic and operational aspects of the firm; he has been with Bleichroeder and its predecessor firms since 2006. Since 2015 he has also headed Goldiron, a registered investment advisor focused on institutions and ultra-high-net-worth investors. He also is an Adjunct Associate Professor of Business at Columbia Business School from 2004 to the present, where he teaches courses on investing, and currently serves on the school’s board. Previously, Mr. Gundlach co-founded Artemis Advisors LLC in 1999 and served as a founding partner until 2006. His earlier career includes roles as an Associate at J.P. Morgan Chase & Co. from 1996 to 1999, and as an Analyst at Morgan Stanley from 1994 to 1996. Mr. Gundlach holds board positions as a Director at First Eagle Holdings since 2006. He served on the boards of Odyssey Acquisition SA from 2021 to 2022, and Materia, Inc. from 2014 until its acquisition by ExxonMobil in 2021. Mr. Gundlach is also a Member of the Council on Foreign Relations, where he serves on the Investment Committee. Mr. Gundlach currently serves on the Advisory Board at People.ai, a privately-held AI company, and Welltower (NYSE: WELL), a publicly-traded health care infrastructure REIT. He earned an MBA from Columbia Business School and holds both an MS and a BS in International Relations and Affairs from Georgetown University’ School of Foreign Service. We believe he is well qualified to serve on our board due to his extensive investment and advisory background.

Michael Blitzer has been the President and CEO of the Company since July 2025. Mr. Blitzer has served as the Chairman and CEO of Inflection Point Acquisition Corp. III (Nasdaq: IPCX) (“IPCX”), a special purpose acquisition company which announced the signing of a definitive agreement for its initial business combination with Air Water Ventures Holdings Limited on August 25, 2025. Since September 2025, Mr. Blitzer has also served as the Chairman and Chief Executive Officer of Inflection Point Acquisition Corp. V (Nasdaq: IPEX) (“IPEX”), a special purpose acquisition company which announced the signing of a definitive agreement for its initial business combination with GOWell Technology Limited on October 14, 2025. Mr. Blitzer previously served as co-CEO and director of Inflection Point Acquisition Corp. I (“IPAX”), a special purpose acquisition company, from February 2021 until the completion of its business combination with Intuitive Machines, LLC in February 2023. Mr. Blitzer also served as the Chairman and CEO of Inflection Point Acquisition Corp. II (“IPXX”) from March 2023 until the closing of its business combination with USARE in March 2025. He currently sits on the board of directors and audit committee of Intuitive Machines, Inc. (Nasdaq: LUNR) and is the Chairman of USA Rare Earth, Inc. (Nasdaq: USAR). Mr. Blitzer is the founder and co-CEO of Kingstown Capital Management (“Kingstown”), which he founded in 2006 and grew to a multi-billion asset manager with some of the world’s largest endowments and foundations as clients. Over 19 years, Kingstown has invested in public and private equities, SPACs, PIPEs, and derivatives. At Kingstown, Mr. Blitzer has overseen and participated in nearly all the firm’s investment decisions including countless public and private investments in disruptive growth industries. Mr. Blitzer brings an in-depth understanding of public markets and has invested in a variety of corporate transactions such as spin-offs, rights offerings, public offerings, privatizations, and mergers & acquisitions. Mr. Blitzer began his Wall Street career at J.P. Morgan Securities in 1999 advising companies globally in private debt and equity capital raises followed by work at the investment fund Gotham Asset Management, which was founded by the author and investor Joel Greenblatt. Mr. Blitzer taught courses in Investing at Columbia Business School for five years in the 2010s. He holds an M.B.A. from Columbia Business School and a B.S. from Cornell University where he received the Cornell Tradition Fellowship. Mr. Blitzer is a trustee of Greens Farms Academy in Westport, CT where he is also Treasurer and Chair of the Investment Committee. We believe Mr. Blitzer is well-qualified to serve as a director due to his extensive experience in company advisory and with special purpose acquisition companies.

Kevin Shannon has been our Chief Operating Officer since July 2025. Mr. Shannon has served as Chief Operating Officer of IPCX, a special purpose acquisition company which announced the signing of a definitive agreement for its initial business combination with Air Water Ventures Holdings Limited on August 25, 2025. He also has served, since September 2025, as the Chief Operating Officer of IPEX, a special purpose acquisition company which announced the signing of a definitive agreement for its initial business combination with GOWell Technology Limited on October 14, 2025. He previously served as Chief of Staff of IPXX from March 2023 until March 2025 and as Chief of Staff of IPAX from March 2021 to February 2023. In his role as Chief Operating Officer of IPCX, BACQ and and Chief of Staff for IPXX and IPAX, Mr. Shannon was an active participant in all target search, negotiation, and due diligence workstreams. Mr. Shannon is a founder and partner of Inflection Point Asset Management, which he co-founded with Michael Blitzer in 2024. Inflection Point Asset Management invests in concentrated SPAC sponsor and PIPE positions, primarily focused on backing the Inflection Point franchise of SPACs. Mr. Shannon also currently serves as Capital Markets Advisor for Intuitive Machines, Inc and as Special Advisor to USA Rare Earth, Inc. Prior to Inflection Point Asset Management, Mr. Shannon was a Principal at The Venture Collective from April of 2023 to March of 2024 helping to source and diligence later stage investments for the venture capital firm. Before that, Mr. Shannon was a Senior Analyst at Kingstown Capital from March of 2021 to March of 2023. Mr. Shannon began his career in Equity Capital Markets at Bank of America, spending time working across the Technology, Industrials, Equity-Linked, and SPAC teams within ECM. Mr. Shannon holds a B.A. from Colgate University.

Robert Folino, our Chief Financial Officer since July 2025, joined Bleichroeder, a registered investment advisor, as a trader in 2018 where he and Mr. Gundlach worked closely to help establish the firm. In 2019, Mr. Folino was made Chief Operating Officer and Head of Trading of Bleichroeder. He is currently responsible for overseeing all aspects of accounting, tax and financial operations of the funds, the management company, and its general partner entities. Prior to joining Inflection Point, Mr. Folino worked for First Eagle Investment Management for 22 years, where he held positions of increasing responsibility. He joined Arnhold and S. Bleichroeder, the predecessor firm to First Eagle Investment Management, in 1996 as a junior arbitrage trader for the Merger Arbitrage Department. Mr. Folino holds a BA in Finance from Rider University.

Joseph Samuels, who has served as our director since November 2024, is the Founder, Chief Executive Officer and Chief Operating Officer of Channel Partners, an investment firm focused on strategic transactions and opportunistic liquidity in public and private companies since 2023, and Islet Management, an investment firm focused on an opportunistic, catalyst-oriented long/short equity strategy, since 2017. Prior to founding Islet, from 2003 to 2016, Mr. Samuels was an Executive Managing Director who previously held many key roles at Sculptor Capital Management Inc. (f/k/a Och-Ziff Capital Management Group LLC), a hedge fund with peak AUM of $50 billion. During his 14 years at the fund, he served on the Portfolio Management Committee, the Risk Committee, and the Managing Director Committee, and acted as Head of U.S. Trading and as the Co-Head of the U.S. Equity Business. He worked closely with banks and other market participants to create capital solutions for individual companies/sectors and as a balance sheet partner for strategic dispositions and funding opportunities. Prior to that, from 2001 to 2003, Mr. Samuels worked at Pequot Capital Management Inc. and, prior to that, from 1997 to 2001, he worked in the Sales and Trading division at Merrill Lynch & Co. He received a BA in Economics from Rutgers College. We believe Mr. Samuels is well-qualified to serve as a director due to his extensive finance and investment experience.

Antoine Theysset, who has served as our director since November 2024, has 25 years of international strategy and operations experience in the Technology, Media and Entertainment industry. Mr. Theysset has been serving as an independent director of Improbable Worlds Ltd, a technology company providing metaverse infrastructure and applications, and previously served as the director representing SoftBank. Prior to that, he was an Operating Partner with SoftBank Investment Advisers, focused on its Consumer Tech and Media investments. Mr. Theysset previously led McKinsey’s Fast Growth Tech practice development in the Consumer Tech and Media markets. He has been advising startups and VC funds on growth strategy and international expansion, both with McKinsey and as advisor/operating partner to 2 early-stage funds. Earlier in his career, he held several executive positions with News Corporation over 8 years in London and then in New York (COO of Fox Interactive Media’s international division, SVP Corporate Development, etc.), strategy and business development with Orange Mobile Group in London, strategy consulting with Cap Gemini, Universal Music Group, and Vivendi Universal Net’s Strategic Planning and Corporate Development. He graduated from NYU Stern with an MBA in Finance and Marketing, received two certificates in Entertainment, Media and Technology, and Digital Economy, and is a graduate of the double-degree program in International Business from Northeastern University and NEOMA Business School/CESEM. We believe Mr. Theysset is well-qualified to serve as a director due to his extensive international strategy and operations experience.

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

Audit Committee

Our Board of Directors has established an audit committee of the Board of Directors. Ms. Savitt and Messrs. Samuel and Theysett serve as the members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Ms. Savitt and Messrs. Samuel and Theysett are each independent.

Ms. Savitt serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Ms. Savitt qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Samuels, Theysset, as well as Ms. Savitt. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our Articles.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as an exhibit to this Report. You will be able to review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver in a Current Report on Form 8-K filed with the SEC or on our website, and keep such information on the website for at least 12 months. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

(i)	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

(iii)	directors should not improperly fetter the exercise of future discretion;

(iv)	duty to exercise powers fairly as between different sections of shareholders;

(v)	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

(vi)	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the Articles or alternatively by shareholder approval at general meetings. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. The Articles provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete the Business Combination, or another initial business combination. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Andrew Gundlach	Bleichroeder Acquisition Corp. II	Special purpose acquisition company	Founder, Chairman, President and Chief Executive Officer
	Bleichroeder LP	Investments	Officer
	First Eagle Investment Management	Investments	Director
	Goldiron LP	Investments	Officer

Robert Folino	Bleichroeder Acquisition Corp. II	Special purpose acquisition company	Chief Financial Officer
	Bleichroeder LP	Investments	Officer

Joseph Samuels	Channel Partners	Investments	Officer
	Islet Management	Investments	Officer

Antoine Theysset	Improbable Worlds, Ltd.	Technology	Director
	Bleichroeder Acquisition Corp. II	Special purpose acquisition company	Director

Kathy Savitt	Bleichroeder Acquisition Corp. II	Special purpose acquisition company	Director
	EGH Acquisition Corp.	Special purpose acquisition company	Director
	Curology	Skincare	Officer
	Perch Partners	Consulting	Officer

Michael Blitzer	Kingstown Capital Management, L.P.	Asset management	Founder and Co-Chief Investment Officer
	Kingstown Capital Partners, LLC	Asset management	Managing Member
	Kingstown Management GP LLC	Asset management	Managing Member
	Kingstown Partners Master Ltd, Kingstown Partners II, L.P., Kingstown 1740 Fund, LP and Kingfishers L.P.	Investment Funds	Funds managed by Kingstown Capital Management, LP and Kingstown Management GP LLC
	Inflection Point Acquisition Corp. III	Special purpose acquisition company	Chairman and Chief Executive Officer
	Inflection Point Acquisition Corp. V	Special purpose acquisition company	Chairman and Chief Executive Officer
	Inflection Point Acquisition Corp. VI	Special purpose acquisition company	Chairman
	Inflection Point Asset Management LLC	Asset management	Director and Chief Investment Officer
	Inflection Point GP I LLC	Asset management	Manager and Member
	Inflection Point Fund I LP	Investment Fund	Fund managed by Inflection Point Asset Management LLC and Inflection Point GP I LLC
	Intuitive Machines, Inc.	Space exploration, infrastructure and services	Director
	USA Rare Earth, Inc.	Manufacturing	Chairman

Kevin Shannon	USA Rare Earth, Inc.	Manufacturing	Special Advisor
	Inflection Point Asset Management LLC	Asset management	Director and Portfolio Manager
	Inflection Point Acquisition Corp. III	Special purpose acquisition company	Chief Operating Officer
	Inflection Point Acquisition Corp. V	Special purpose acquisition company	Chief Operating Officer
	Inflection Point Acquisition Corp. VI	Special purpose acquisition company	Chief Executive Officer
	Inflection Point Fund I LP	Investment Fund	Fund managed by Inflection Point Asset Management LLC and Inflection Point GP I LLC

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

Item 11. Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from working capital:

●	Payment of consulting, success or finder fees to our Sponsor, officers, directors, or their respective affiliates in connection with the consummation of our initial business combination;

●	We may engage our Sponsor or an affiliate of our Sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination;

●	Repayment of up to $750,000 in working capital loans that may be made by Inflection Point Fund I LP; and

●	Repayment of loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $2,500,000 of such loans (including up to $750,000 in working capital loans that may be made by Inflection Point, which has agreed to lend us up to this amount for working capital purposes) may be convertible into private placement units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the private placement units. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. In connection with the Proposed Business Combination, Michael Blitzer will continue as a director of New Merlin. No compensation has been established in connection with his appointment.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 10, 2026, based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

●	all our executive officers and directors as a group

In the table below, percentage ownership is based on 33,758,333 shares of our Ordinary Shares, consisting of (i) 25,425,000 Class A Ordinary Shares and (ii) 8,333,333 Class B Ordinary Shares, issued and outstanding as of the date of this Annual Report. On all matters to be voted upon, except for the election of directors of the Board, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required by applicable law. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them.

	Class A Ordinary Shares		Class B Ordinary Shares(2)		Approximate
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
Andrew Gundlach	425,000	1.7%	8,333,333	100%	25.9%
Michael Blitzer	—	—	—	—	—
Robert Folino	—	—	—	—	—
Kevin Shannon	—	—	—	—	—
Joseph Samuels	—	—	—	—	—
Antoine Theysset	—	—	—	—	—
Kathy Savitt	—	—	—	—	—

All officers and directors as a group (7 persons)	425,000	1.7%	8,333,333	100%	25.9%

Five Percent Holders
Bleichroeder Sponsor 1 LLC(3)(4)	425,000	1.7%	8,333,333	100%	25.9%
Barclays PLC(5)	1,755,135	6.9%	—	—	5.2%
Highbridge Capital Management, LLC(6)	2,011,897	7.9%	—	—	6.0%
Merus Global Investments LLC(7)	1,725,000	6.8%	—	—	5.1%
Ramya Rao(8)	1,872,109	7.4%	—	—	5.5%
Westchester Capital Management, LLC(9)	1,265,908	5.0%	—	—	3.7%

(1)	Unless otherwise noted, the business address of each of the following is c/o Inflection Point Acquisition Corp. IV, 1345 Avenue of the Americas, Fl 47, New York, NY 10105.

(2)	Interests shown consist solely of Founder Shares, classified as Class B Ordinary Shares. Such shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment.
(3)	Our Sponsor, is the record holder of such shares. MC Advisory L.L.C-FZ, an entity formed in Dubai (of which Michel Combes, one of our Co-Founders, is the manager), as well as Andrew Gundlach, our Chief Executive Officer, are the managing members of Bleichroeder Sponsor 1 LLC and hold voting and investment discretion with respect to the Ordinary Shares held of record by the Sponsor. Mr. Combes and Mr. Gundlach disclaim any beneficial ownership of the securities held by the sponsor other than to the extent of any pecuniary interest they may have therein, directly or indirectly. Mr. Combes and Mr. Gundlach, through their affiliates and controlled entities, own direct and indirect interests in the membership interests of our Sponsor, which includes an indirect interest in 1,505,833 Founder Shares each. Our Chief Financial Officer and independent directors will receive an indirect interest in an aggregate of 55,000 Founder Shares through membership interests in our Sponsor. Each such party’s membership interests in our Sponsor tracks our underlying securities on a 1:1 basis. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(4)	Inflection Point Fund I LP has an indirect interest, through its non-managing membership interests in our Sponsor, an aggregate of 5,266,667 Founder Shares held by the Sponsor. Inflection Point is not granted any shareholder or other rights in addition to those afforded to our other public shareholders, and only has membership interests in the Sponsor, with no right to control the Sponsor or vote or dispose of any securities held by the Sponsor. In addition, Inflection Point has no right to vote the Founder Shares, Private Placement Units or securities underlying the Private Placement Units that it holds indirectly through its holdings of membership units of the Sponsor.
(5)	According to a Schedule 13G filed on February 11, 2026 by Barclays PLC. The business address of the reporting person is 1 Churhill Place, London – E14 5HP.
(6)	According to a Schedule 13G filed on February 17, 2026 by Highbridge Capital Management, LLC, a Delaware limited liability company and the investment adviser to certain funds and accounts. The business address of the reporting person is 390 Madison Avenue, 28th Floor, New York, NY 10017.
(7)	According to a Schedule 13G/A filed on February 17, 2026 by Merus Global Investments, LLC. The business address of the reporting person is 3 Park Ave, Suite 2900, New York, NY 10016.
(8)	According to a Schedule 13G filed on February 14, 2025 by Ramya Rao. The business address of Ramya Rao is 1 Churchill Place, London – E14 5 HP, United Kingdom.
(9)	According to a Schedule 13G/A filed on November 14, 2025, by Westchester Capital Management, LLC (“Westchester”), a Delaware limited liability company, Virtus Investment Advisers, LLC (“Virtus”), a Delaware limited liability company, and The Merger Fund (“MF”), a Massachusetts business trust. Virtus, a registered investment adviser, serves as the investment adviser to MF, The Merger Fund VL (“VL”) and Virtus Westchester Credit Event Fund (“CEF”). Westchester, a registered investment adviser, serves as sub-advisor to each of MF, MF VL, CEF and JNL Multi-Manager Alternative Fund (“JARB”, together with MF, MF VL and CEF, the “Funds”). The Funds directly hold Ordinary Shares of the Company for the benefit of the investors in those Funds. Mr. Roy Behren and Mr. Michael T. Shannon each serve as Co-Presidents of Westchester. The addresses of the reporting persons are as follows: Westchester Capital Management, LLC 100 Summit Lake Drive, Valhalla, NY 10595; Virtus Investment Advisers, LLC One Financial Plaza, Hartford, CT 06103; and The Merger Fund 101 Munson Street, Greenfield, MA 01301-9683.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None. For more information on the Proposed Business Combination, see “Item 1. Business—Proposed Business Combination with Merlin”.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

In June 2024, the Sponsor, paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs for the issuance of 7,187,500 Founder Shares. Subsequently, on October 2, 2024, we capitalized $239.58 standing to the credit of our share premium account and issued an additional 2,395,833 Founder Shares to the Sponsor, resulting in the Sponsor holding an aggregate of 9,583,333 Founder Shares. As a result of the underwriters’ election not to exercise their over-allotment option, 1,250,000 Founder Shares were forfeited resulting in the Sponsor holding 8,333,333 Founder Shares.

Pursuant to the Letter Agreement, the Sponsor and our officers and directors have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of the initial business combination, or (ii) the date on which we complete a liquidation, merger, share exchange or other similar transaction after the initial business combination that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances (the lock-up). Notwithstanding the foregoing, if (1) the closing price of Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination or (2) if we consummate a transaction after the initial business combination which results in our shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up. However, in connection with the Proposed Business Combination, this provision of the Letter Agreement will be superseded by a lock-up agreement to be entered into with Merlin and New Merlin.

Private Placement Units

The Sponsor purchased an aggregate of 425,000 Private Placement Units, simultaneously with the initial closing of the IPO, at a price of $10.00 per Private Placement Unit, or $4,250,000 in the aggregate. The Private Placement Units are identical to the units sold in Inflection Point’s IPO except that, so long as they are held by our Sponsor or its permitted transferees, the Private Placement Units (including their component securities) (i) may not (including the Class A Ordinary Shares issuable upon conversion of the underlying rights), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination and (ii) will be entitled to registration rights. In connection with the Proposed Business Combination, the Sponsor will enter into a lock-up agreement with Merlin and New Merlin.

Pre-Funded NPAs

Pursuant to the Pre-Funded NPAs, Inflection Point Fund agreed to purchase a Pre-Funded Convertible Note and a Pre-Funded Warrant to purchase 1,720,589 shares of New Merlin Common Stock.

Agreements Related to the Business Combination

Business Combination Agreement

On August 13, 2025, we entered into the Business Combination Agreement with IPDX Merger Sub, Inc., a Delaware corporation and our direct wholly-owned subsidiary, and Merlin Labs, Inc., a Delaware corporation, pursuant to which, among other things and subject to the terms and conditions therein: (1) we will change our jurisdiction of incorporation by deregistering from the Register of Companies in the Cayman Islands as a Cayman Islands exempted company by way of continuation out of the Cayman Islands and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware, (2) following the Domestication, Merger Sub will merge with and into Merlin, with Merlin surviving the merger as a wholly-owned subsidiary of the Company, resulting in a combined company whereby Merlin OpCo will become a wholly-owned subsidiary of the Company, and substantially all of the assets and the business of the combined company will be held and operated by Merlin OpCo and its subsidiaries and (3) the other transactions contemplated by the Business Combination Agreement and documents related thereto will be consummated. In connection with the Business Combination, we will change our name to “Merlin, Inc.”

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, we entered into the Sponsor Support Agreement with the Restricted Holders, pursuant to which each Restricted Holder agreed to, among other things, (i) vote in favor of adoption of the Transaction Proposals, (ii) vote against any Alternative Transaction (as defined in the Business Combination Agreement) and any merger agreement or merger other than the Transaction Proposals, the Business Combination Agreement and the Proposed Business Combination; (iii) vote against any change in the business, management, or board of directors of the Company (other than in connection with the Transaction Proposals or pursuant to the Business Combination Agreement or ancillary agreements) and (iv) vote against any proposal, action or agreement that would (A) impede, interfere, frustrate, prevent or nullify any provision of the Sponsor Support Agreement, the Business Combination Agreement or the Proposed Business Combination, (B) result in a breach in any respect of any covenant, representation, warranty or any other obligation or agreement of the Company under the Business Combination Agreement, (C) result in any of the closing conditions of the Business Combination Agreement not being fulfilled, (D) result in a breach of any covenant, representation or warranty or other obligation or agreement of such Restricted Holder contained in the Sponsor Support Agreement or (E) change in any manner the dividend policy or capitalization of, including the voting rights of any class of capital stock of, the Company. Certain of our current and former officers and directors previously entered into a letter agreement with us connection with our IPO, pursuant to which they agreed to vote any Inflection Point ordinary shares held by them in favor of the Proposed Business Combination.

In addition, pursuant to the Sponsor Support Agreement, each Restricted Holder, severally, agreed to waive, subject to the consummation of the Business Combination, any and all anti-dilution rights with respect to the rate that the Class B Ordinary Shares convert into the Class A Ordinary Shares in connection with the transactions contemplated by the Business Combination Agreement.

Stockholder Voting and Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Merlin Stockholders and Merlin entered into the Stockholder Voting and Support Agreement, pursuant to which Merlin Stockholders have agreed to, among other things, vote (or act by written consent) (a) to approve and adopt the Business Combination Agreement and the consummation of the Proposed Business Combination; (b) against any Alternative Transaction or any proposal relating to an Alternative Transaction; (c) against any merger agreement or merger (other than the Business Combination Agreement and the Proposed Business Combination), consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by Merlin; (d) against any change in the business or board of directors of Merlin (other than pursuant to the Business Combination Agreement or the Ancillary Documents (as defined in the Business Combination Agreement)); (e) against any proposal, action or agreement that would (A) impede, interfere, frustrate, prevent or nullify any provision of the Stockholder Voting and Support Agreement, the Business Combination Agreement or the Proposed Business Combination, (B) result in a breach in any respect of any covenant, representation, warranty or any other obligation or agreement of Merlin under the Business Combination Agreement, (C) result in any of the closing conditions of the Business Combination Agreement not being fulfilled, (D) result in a breach of any covenant, representation or warranty or other obligation or agreement of such Merlin Stockholder contained in the Stockholder Voting and Support Agreement or (E) change in any manner the dividend policy or capitalization of, including the voting rights of any class of capital stock of, Merlin and (f) to convert all outstanding shares of preferred stock of Merlin into Merlin Common Stock as of immediately prior to the Effective Time, conditioned upon and subject to the closing of the Proposed Business Combination, in accordance with the organizational documents of Merlin.

Pursuant to the Stockholder Voting and Support Agreement, until the earliest of the Closing, termination of the Business Combination Agreement or the liquidation of Merlin, no Merlin Labs Stockholder shall (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, any Subject Securities (as defined in the Stockholder Voting and Support Agreement), (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any Subject Securities without the prior written consent of Merlin and the Company, unless such transfer is deemed a Permitted Transfer (as defined in the Stockholder Voting and Support Agreement).

In addition, pursuant to the Stockholder Voting and Support Agreement, each Merlin Stockholder has agreed not to commence, join in, facilitate, assist or encourage, and has agreed to take all actions necessary to opt out of any class in any class action with respect to, any claim, derivative or otherwise, against the Company, Merlin or any of their respective successors or directors, (a) challenging the validity of, or seeking to enjoin the operation of, any provision of the Stockholder Voting and Support Agreement or (b) alleging a breach of any fiduciary duty of any person in connection with the evaluation, negotiation or entry into the Stockholder Voting and Support Agreement, the Business Combination Agreement or the Proposed Business Combination. Each Merlin Stockholder has also waived and agreed not to exercise any rights of appraisal or rights to dissent from the Proposed Business Combination that they may have in respect of the Subject Securities.

Series A Preferred Stock Investment

In connection with the transactions contemplated by the Business Combination Agreement, on August 13, 2025, the Company, Merlin and the Closing PIPE Investor entered into the Initial Series A SPA. Pursuant to the Series A SPA, the Closing PIPE Investor agreed, among other things, to purchase, at Closing, 4,901,961 shares of Series A Preferred Stock, having the rights, preferences and privileges set forth in the Certificate of Designation and a New Merlin Series A Warrant, for an aggregate purchase price of $50 million. Each share of Series A Preferred Stock will have a stated value of $12.00. On November 17, 2025, we and Merlin entered into Amendment No. 1 to the Initial Series A SPA, pursuant to which the Closing PIPE Investor agreed to increase its investment to $100 million, for which it will receive 9,803,922 shares of Series A Preferred Stock (at a price of $10.20 per share) and a New Merlin Series A Warrant to purchase a number of shares of New Merlin Common Stock equal to the number of shares of New Merlin Common Stock into which such shares of Series A Preferred Stock are initially convertible.

Additionally, on November 17, 2025, we and Merlin also entered into Additional Series A SPAs with the Additional Closing PIPE Investors, pursuant to which, among other things, the Additional Closing PIPE Investors agreed to purchase, and we agreed to sell, an aggregate of 1,666,668 shares of Series A Preferred Stock (at a price of $12.00 per share) and Upsized New Merlin Series A Warrants, in a private placement, on substantially the same terms as the Closing PIPE Subscription Agreement, for an aggregate purchase price of $20 million.

Director Independence

Nasdaq rules require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person who, in the opinion of our board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in Nasdaq rules and applicable SEC rules. Our board of directors determined that Messrs. Samuels and Theysset, as well as Ms. Savitt are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the year ended December 31, 2025 and for the period from June 24, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $182,320 and $98,540, respectively, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2025 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the year ended December 31, 2025 and for the period from June 24, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2025 and for the period from June 24, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $4,160 and $2,080 for tax compliance, tax advice and tax planning, respectively.

All Other Fees. During the year ended December 31, 2025 and for the period from June 24, 2024 (inception) through December 31, 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

Item 15. Exhibits, Financial Statements, and Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Consolidated Financial Statement Schedules:

None.

(3)	Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 31, 2024, by and between the Company and Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC, as representative of the several underwriters (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42392), filed with the SEC on November 5, 2024).
1.2	Amendment to Underwriting Agreement, dated August 5, 2025, by and between the Company and Cohen & Company Capital Markets, a division of J.V.B Financial Group, LLC, as representative of the several underwriters (incorporated by reference to Exhibit 1.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-42392), filed with the SEC on August 8, 2025).
2.1†	Business Combination Agreement, dated as of August 13, 2025, by and among the Company, IPDX Merger Sub, Inc. and Merlin Labs, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42392), filed with the SEC on August 14, 2025).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42392), filed with the SEC on October 21, 2025).
3.2	Amendment to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-42392), filed with the SEC on October 21, 2025).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-280777), filed with the SEC on October 7, 2024).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-280777), filed with the SEC on October 7, 2024).
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-280777), filed with the SEC on October 7, 2024).
4.4	Share Rights Agreement, dated October 31, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42392), filed with the SEC on November 5, 2024).

4.5	Description of Registered Securities (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-42392), filed with the SEC on March 10, 2025).
10.1	Investment Management Trust Agreement, dated October 31, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42392), filed with the SEC on November 5, 2024).
10.2	Registration Rights Agreement, dated October 31, 2024, by and among the Company and certain security holders (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-42392), filed with the SEC on November 5, 2024).
10.3	Private Placement Units Purchase Agreement, dated October 31, 2024, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-42392), filed with the SEC on November 5, 2024).
10.4	Letter Agreement, dated October 31, 2024, by and among the Company, its officers, directors and the Sponsor (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-42392), filed with the SEC on November 5, 2024).
10.5	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-42392), filed with the SEC on November 5, 2024).
10.6	Consulting Agreement, dated July 28, 2025, by and between the Company and MJP Advisory Group LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42392), filed with the SEC on July 31, 2025).
10.7	Sponsor Support Agreement, dated August 13, 2025, by and among Bleichroeder Sponsor 1 LLC, Inflection Point Fund I, LP, the Company and Merlin Labs, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42392), filed with the SEC on August 14, 2025).
10.8†	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-42392), filed with the SEC on August 14, 2025).
10.9	Form of Amendment No. 1 to the Securities Purchase Agreement (Closing PIPE Subscription Agreement) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42392), filed with the SEC on November 17, 2025).
10.10†	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-42392), filed with the SEC on November 17, 2025).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-280777), filed with the SEC on October 7, 2024).
19	Insider Trading Policies and Procedures, adopted October 16, 2024 (incorporated by reference to Exhibit 19 to the Registrant’s Annual Report on Form 10-K (File No. 001-42392), filed with the SEC on March 10, 2025).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-292719) , filed with the SEC on February 12, 2026).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Policy Related to Recovery of Erroneously Awarded Compensation, adopted October 16, 2024. (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K (File No. 001-42392), filed with the SEC on March 10, 2025)
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-280777), filed with the SEC on October 7, 2024).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-280777), filed with the SEC on October 7, 2024).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of March, 2026.

INFLECTION POINT ACQUISITION CORP. IV

By:	/s/ Michael Blitzer
Name:	Michael Blitzer
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Andrew Gundlach	Chairman	March 12, 2026
Andrew Gundlach

/s/ Michael Blitzer	President, Chief Executive Officer and Director	March 12, 2026
Michael Blitzer	(Principal Executive Officer)

/s/ Robert Folino	Chief Financial Officer	March 12, 2026
Robert Folino	(Principal Financial and Accounting Officer)

/s/ Antoine Theysset	Director	March 12, 2026
Antoine Theysset

/s/ Joseph Samuels	Director	March 12, 2026
Joseph Samuels

/s/ Kathy Savitt	Director	March 12, 2026
Kathy Savitt

INFLECTION POINT ACQUISITION CORP. IV

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm PCAOB ID Number 100	F-2
Financial Statements:
Consolidated Balance Sheets as of December 31, 2024 and 2025	F-3
Consolidated Statements of Operations for the Year Ended December 31, 2025 and for the Period from June 24, 2024 (Inception) Through December 31, 2024	F-4
Consolidated Statements of Changes in Shareholders’ Deficit for the Year Ended December 31, 2025 and for the Period from June 24, 2024 (Inception) Through December 31, 2024	F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2025 and for the Period from June 24, 2024 (Inception) Through December 31, 2024	F-6
Notes to Consolidated Financial Statements	F-7 to F-24

REPORT OF INDEPENDENT REGISTERED  PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Inflection Point Acquisition Corp. IV

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inflection Point Acquisition Corp. IV (f/k/a Bleichroeder Acquisition Corp. I) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2025 and for the period from June 24, 2024 (inception) through December 31, 2024 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from June 24, 2024 (inception) through December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by November 6, 2026, the Company will cease all operations except for the purpose of liquidation. The Company’s liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These Consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Inflection Point Acquisition Corp. IV (f/k/a Bleichroeder Acquisition Corp. I) in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Inflection Point Acquisition Corp. IV (f/k/a Bleichroeder Acquisition Corp. I) is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024.

New York, New York

March 12, 2026

PCAOB ID Number 100

INFLECTION POINT ACQUISITION CORP. IV

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash	$703,596	$2,107,309
Prepaid expenses	6,212	23,150
Short-term prepaid insurance	203,802	181,563
Total current assets	913,610	2,312,022
Long-term prepaid insurance	—	151,302
Investments held in Trust Account	262,235,740	251,756,198
TOTAL ASSETS	$263,149,350	$254,219,522
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$2,329,932	$3,451
Accrued offering costs	—	75,000
Cash underwriting fee payable	1,000,000	1,000,000
Total current liabilities	3,329,932	1,078,451
Deferred underwriting fee payable	8,750,000	8,750,000
TOTAL LIABILITIES	12,079,932	9,828,451

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 25,000,000 shares issued and outstanding, at redemption value of approximately $10.49 and $10.07 per share at December 31, 2025 and 2024, respectively	262,235,740	251,756,198

SHAREHOLDERS’ DEFICIT

Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at December 31, 2025 and 2024	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 425,000 issued and outstanding at December 31, 2025 and 2024 (excluding 25,000,000 shares subject to possible redemption), respectively	43	43
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 8,333,333 shares issued and outstanding at December 31, 2025 and 2024, respectively	833	833
Additional paid-in capital	—	—
Accumulated deficit	(11,167,198)	(7,366,003)
TOTAL SHAREHOLDERS’ DEFICIT	(11,166,322)	(7,365,127)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$263,149,350	$254,219,522

The accompanying notes are an integral part of these consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. IV

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from June 24, 2024 (Inception) Through December 31,
	2025	2024
General and administrative expenses	$3,857,197	$251,144
Loss from operations	(3,857,197)	(251,144)

OTHER INCOME
Compensation expense	(670,000)	—
Interest earned on bank account	56,002	14,609
Interest earned on investments held in Trust Account	10,479,542	1,756,198
Total other income	9,865,544	1,770,807

NET INCOME	$6,008,347	$1,519,663

Weighted average shares outstanding of Class A ordinary shares	25,425,000	7,500,000
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.18	$0.10
Weighted average shares outstanding of Class B ordinary shares	8,333,333	8,289,473
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.18	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. IV

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025 AND

FOR THE PERIOD FROM JUNE 24, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — June 24, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	9,583,333	958	24,042	—	25,000

Sale of Private Placement Units	425,000	43	—	—	4,249,957	—	4,250,000

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(4,979,021)	(8,885,666)	(13,864,687)

Fair Value of Public Rights at issuance	—	—	—	—	750,000	—	750,000

Allocated value of transaction costs to Class A shares	—	—	—	—	(45,103)	—	(45,103)

Forfeiture of Founder Shares	—	—	(1,250,000)	(125)	125	—	—

Net income	—	—	—	—	—	1,519,663	1,519,663

Balance — December 31, 2024	425,000	43	8,333,333	833	—	(7,366,003)	(7,365,127)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(670,000)	(9,809,542)	(10,479,542)

Fair value of founder shares transferred	—	—	—	—	670,000	—	670,000

Net income	—	—	—	—	—	6,008,347	6,008,347

Balance — December 31, 2025	425,000	$43	8,333,333	$833	$—	$(11,167,198)	$(11,166,322)

The accompanying notes are an integral part of these consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. IV

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from June 24, 2024 (Inception) Through December 31,
	2025	2024
Cash flows from Operating Activities:
Net income	$6,008,347	$1,519,663
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	9,153
Payment of expenses through promissory note - related party	—	111,442
Compensation expense	670,000	—
Interest earned on marketable securities held in Trust Account	(10,479,542)	(1,756,198)
Changes in operating assets and liabilities:
Prepaid expenses	16,938	(21,120)
Prepaid insurance	129,063	(332,865)
Accrued expenses	2,326,481	3,451
Net cash used in operating activities	(1,328,713)	(466,474)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(250,000,000)
Net cash used in investing activities	—	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	249,000,000
Proceeds from sale of Private Placements Units	—	4,250,000
Repayment of promissory note - related party	—	(399,760)
Payment of offering costs	(75,000)	(276,457)
Net cash (used in) provided by financing activities	(75,000)	252,573,783

Net change in cash	(1,403,713)	2,107,309
Cash – beginning of period	2,107,309	—
Cash – end of period	$703,596	$2,107,309

Non-Cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$9,153
Deferred offering costs paid through promissory note – related party	$—	$288,318
Deferred underwriting fee payable	$—	$8,750,000

The accompanying notes are an integral part of these consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from June 24, 2024 (inception) through December 31, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Initial Public Offering

The registration statement for the Company’s Initial Public Offering was declared effective on October 31, 2024. On November 4, 2024, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $250,000,000, which is described in Note 3. Each Unit consists of one Class A ordinary share (the “public shares”, and the holders of the Public Shares, the “public shareholders”) and one right to receive one tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination (“Public Right”). Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 425,000 private placement units (each, a “Private Placement Unit”) at a price of $10.00 per Private Placement Unit in a private placement to Bleichroeder Sponsor 1 LLC (the “Sponsor”), generating gross proceeds of $4,250,000, which is described in Note 4. Each Private Placement Unit consists of one Class A ordinary share and one right to receive one tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination (“Private Placement Right”).

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

INFLECTION POINT ACQUISITION CORP. IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

In connection with the Trust Account, the funds are held in mutual funds composed of U.S. treasury securities meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

Simultaneously with the consummation of the IPO, the Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares, private placement shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares, private placement shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and private placement shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares or private placement shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

INFLECTION POINT ACQUISITION CORP. IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Mr. Blitzer and Mr. Shannon are affiliates of Inflection Point Fund I LP, which is a member of the Company’s Sponsor.

Proposed Business Combination

On October 13, 2025, the Company entered into the Business Combination Agreement, by and among the Company, Merger Sub, and Merlin, pursuant to which, among other things and subject to the terms and conditions therein, Merger Sub will merge with and into Merlin, with Merlin continuing as the surviving company (the “Proposed Business Combination”). The combined company’s business will continue to operate through Merlin and its subsidiaries. In connection with the closing of the Proposed Business Combination (the “Closing”), the Company will change its name to Merlin, Inc.

INFLECTION POINT ACQUISITION CORP. IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The Domestication

The Company will, subject to obtaining the required shareholder approvals, change its jurisdiction of incorporation by deregistering from the Register of Companies in the Cayman Islands as a Cayman Islands exempted company by way of continuation out of the Cayman Islands and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. In connection with the completion of the Proposed Business Combination, the Company will provide the Public Shareholders the opportunity to redeem their Public Shares on the terms and conditions set forth in the Business Combination Agreement and the Company’s governing documents. The Company will complete the Redemption of properly tendered Public Shares at least one day prior to the Domestication.

Subject to the satisfaction or waiver of the conditions of the Business Combination Agreement, including approval of our shareholders, which was received in connection with the EGM held on March 12, 2026, (a) immediately prior to the Domestication, pursuant to that certain Sponsor Support Agreement, dated as of August 13, 2025 (the “Sponsor Support Agreement”), by and among the Company, Merlin, the Sponsor, and Inflection Point Fund, the holders of the Founder Shares (such holders, the “Class B Shareholders”), will elect to convert each Founder Share, on a one-for-one basis, into a Class A Ordinary Share (the “Sponsor Share Conversion”); (b) in connection with the Domestication, (i) each of the then issued and outstanding Class A Ordinary Shares will convert automatically, on a one-for-one basis, into a share of common stock, par value $0.0001 per share, of Post-Domestication Inflection Point (the “New Merlin Common Stock”); (ii) each of the then issued and outstanding Rights will convert automatically into a right of Post-Domestication Inflection Point (each right, a “Post-Domestication Right”); and (iii) each of the then issued and outstanding Units will convert automatically into a unit of Post-Domestication Inflection Point, consisting of one share of New Merlin Common Stock and one Post-Domestication Right.

The Merger and Consideration

Upon the terms and subject to the satisfaction or waiver of the conditions of the Business Combination Agreement, immediately prior to the effective time of the Merger (the “Effective Time”):

(1)

each convertible security of Merlin (other than the Pre-Funded Convertible Notes (as defined below)) that is outstanding immediately prior to the Effective Time, to the extent applicable, will automatically convert in full into shares of preferred stock or common stock of Merlin (“Merlin Common Stock”), in accordance with the terms thereof;

(2)

each warrant of Merlin exercisable for the preferred stock of Merlin that is outstanding and unexercised immediately prior to the Effective Time will automatically be exercised on a cashless basis in full in accordance with its terms or otherwise exercised in full;

(3)

immediately after giving effect to the conversions and exercises set forth in clauses (1) and (2) above, each issued and outstanding share of preferred stock of Merlin (including each share of preferred stock issued upon the conversions and exercises described in clauses (1) and (2) above) will automatically convert into such number of shares of Merlin Common Stock into which such shares of preferred stock of Merlin, as applicable, are convertible in connection with the Merger pursuant to the organizational documents of Merlin; and

(4)

each warrant of Merlin (other than the Pre-Funded Warrants (as defined below)) exercisable for Merlin Common Stock that is outstanding and unexercised immediately prior to the Effective Time shall automatically be exercised on a cashless basis in full in accordance with its terms or otherwise exercised in full.

In connection with the transactions contemplated by the Business Combination Agreement, on July 2, 2025, and on August 13, 2025, Merlin entered into certain convertible note purchase agreements (the “Pre-Funded NPAs”) and securities purchase agreement (the “Signing Pre-Funded SPA” and together with the Pre-Funded NPAs, the “Signing Pre-Funded PIPE Agreements”), respectively, with certain accredited investors named therein (collectively, the “Pre-Funded Investors”). Pursuant to the Signing Pre-Funded PIPE Agreements, the Pre-Funded Investors agreed, among other things, to purchase, and Merlin issued and sold, an aggregate of approximately $78 million of convertible promissory notes (the “Pre-Funded Convertible Notes”) and warrants to purchase a number of shares of Merlin Common Stock at a purchase price of $12.00 per share (the “Pre-Funded Warrants”), substantially concurrently with the execution and delivery of the Business Combination Agreement.

INFLECTION POINT ACQUISITION CORP. IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

On November 17, 2025, Merlin and one of the Pre-Funded Investors entered into an additional securities purchase agreement (“Post-Signing Pre-Funded SPA,” collectively with the Signing Pre-Funded SPAs, the “Pre-Funded SPAs”), pursuant to which such Pre-Funded Investor purchased for approximately $9.3 million an additional Pre-Funded Convertible Note with a principal amount of approximately $10.9 million and a Pre-Funded Warrant, on the same terms and conditions as the Signing Pre-Funded SPA (such investments contemplated by the Signing Pre-Funded PIPE Agreements and the Post-Signing Pre-Funded SPA, the “Pre-Funded Note Investment”).

Pursuant to the Business Combination Agreement, the aggregate consideration (the “Aggregate Consideration”) to be paid to the holders of securities of Merlin (the “Merlin Equity Holders”) (other than the holders of the Pre-Funded Convertible Notes and the Pre-Funded Warrants in respect of those securities) in, or in connection with, the Merger shall be the number of shares of New Merlin Common Stock equal to the quotient of: (a) $800,000,000, divided by (b) the price at which each Public Share may be redeemed in connection with the EGM.

The consideration to be paid in, or in connection with, the Merger to each holder of a Pre-Funded Convertible Note (the “Convertible Note Consideration”) shall be a number of shares of New Merlin’s 12.0% Series A Cumulative Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”) equal to the quotient, rounded up to the nearest whole share, of (i) the total outstanding principal and accrued and unpaid interest on each Pre-Funded Convertible Note as of one day prior to the Closing, divided by (ii) $10.20 (with respect to the Pre-Funded Convertible Notes sold pursuant to the Pre-Funded NPAs), as may be adjusted pursuant to the terms and conditions of such Pre-Funded Convertible Notes, or $12.00 (with respect to the Pre-Funded Convertible Notes sold pursuant to the Pre-Funded SPAs).

The consideration to be paid in, or in connection with, the Merger to each holder of a Pre-Funded Warrant (the “Pre-Funded Warrant Consideration”) shall be one or more warrants to purchase a number of shares of New Merlin Common Stock (“New Merlin Series A Warrants”) equal to the quotient of (i) the aggregate exercise price of such Pre-Funded Warrant immediately prior to the Effective Time, divided by (ii) $12.00.

Upon the terms and subject to the satisfaction or waiver of the conditions of the Business Combination Agreement, at the Effective Time:

(1)

each share of Merlin Common Stock that is owned by the Company, Merger Sub, or Merlin immediately prior to the Effective Time (each, an “Excluded Share”) will be canceled and shall cease to exist and no consideration will be delivered in exchange therefor;

(2)

each share of Merlin Common Stock that is issued and outstanding immediately prior to the Effective Time (other than Excluded Shares) will be canceled and converted into the right to receive a number of shares of New Merlin Common Stock equal to the Aggregate Consideration divided by the fully diluted capital of Merlin, which is the sum (without duplication) of the aggregate number of shares of Merlin Common Stock that are (i) issued and outstanding immediately prior to the Effective Time (including those issued upon conversion of all issued and outstanding preferred stock of Merlin, as applicable, and excluding securities underlying the Pre-Funded Convertible Notes or Pre-Funded Warrant), (ii) issuable upon full exercise of all issued and outstanding options of Merlin, and (iii) issuable upon full settlement of all issued and outstanding Merlin RSU (as defined below) (such conversion ratio, the “Exchange Ratio”);

(3)

each option to purchase equity securities of Merlin (“Merlin Option”) will automatically cease to represent an option to purchase Merlin Common Stock and be assumed and converted on the same terms and conditions as were applicable as of the Effective Time, into an option to acquire that number of New Merlin Common Stock (rounded down to the nearest whole share) equal to the product of (A) the number of shares of Merlin Common Stock subject to such Merlin Option and (B) the Exchange Ratio, at an exercise price per share of Merlin Common Stock (rounded up to the nearest whole cent) equal to the quotient obtained by dividing (x) the exercise price per share of Merlin Common Stock of such Merlin Option by (y) the Exchange Ratio;

(4)

each restricted stock unit in respect of equity securities of Merlin, granted pursuant to the 2018 Equity Incentive Plan of Merlin after the date of the Business Combination Agreement and prior to the Effective Time (“Merlin RSU”), will cease to represent a right to acquire shares of Merlin Common Stock and be assumed and converted on the same terms and conditions as were applicable as of the Effective Time, into a restricted stock unit representing the right to acquire that number of New Merlin Common Stock (rounded down to the nearest whole share) equal to the product of (A) the number of shares of Merlin Common Stock subject to such Merlin RSU and (B) the Exchange Ratio;

(5)	each Pre-Funded Convertible Note that is outstanding immediately prior to the Effective Time will automatically be canceled and converted into the right to receive the Convertible Note Consideration;

INFLECTION POINT ACQUISITION CORP. IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(6)

each Pre-Funded Warrant that is outstanding and unexercised immediately prior to the Effective Time will automatically be canceled and converted into the right to receive the Pre-Funded Warrant Consideration; and

(7)

(x) each then issued and outstanding Post-Domestication Right shall convert automatically into one-tenth of one share of New Merlin Common Stock, pursuant to that certain Rights Agreement, dated as of October 31, 2024, by and between the Company and the right agent with any fractional shares of New Merlin Common Stock to be issued in connection with such conversion rounded down to the nearest whole share; and (y) each then issued and outstanding Post-Domestication Unit shall be canceled and will thereafter entitle the holder thereof to one and one-tenth (1.1) shares of New Merlin Common Stock, with any fractional shares of New Merlin Common Stock to be issued in connection with such separation rounded down to the nearest whole share.

Closing Conditions

The obligations of the Company and Merlin to consummate the Proposed Business Combination are subject to the satisfaction or waiver of other customary closing conditions, including without limitation: (i) the adoption and/or approval, as applicable, by the Company’s shareholders of (A) the Business Combination Agreement and Proposed Business Combination in accordance with applicable law and exchange rules and regulations, (B) the Domestication, (C) the proposed charter and the bylaws of New Merlin upon Domestication, including any separate or unbundled advisory proposals as are required to implement the foregoing, (D) the issuance of shares of New Merlin Common Stock, Series A Preferred Stock and New Merlin Series A Warrants, as required by Nasdaq Listing Rule 5635, (E) the equity incentive plan and employee stock purchase plan of New Merlin as described in the Business Combination Agreement, (F) the appointment of director nominees in accordance with the terms in the Business Combination Agreement, (G) any other proposals as the SEC (or staff member thereof) may indicate are necessary in its comments to this proxy statement/prospectus, and (H) any other proposals as reasonably agreed to by the parties to the Business Combination Agreement to be necessary or appropriate in connection with the Business Combination (such proposals in (A) through (H), together, the “Transaction Proposals”), (ii) the approval of the Business Combination Agreement and the Proposed Business Combination (including the Merger) by the affirmative vote or written consent of the stockholders of Merlin, pursuant to the terms and in accordance with satisfaction of the conditions of the organizational documents of Merlin and applicable law, (iii) no adverse law or order, (iv) the Registration Statement of which this proxy statement/prospectus forms a part becoming effective, (v) approval of the listing of the New Merlin Common Stock on Nasdaq (as defined below), subject to satisfaction of the round lot holders requirement for initial listing, (vi) the accuracy of the representations and warranties and the performance of the covenants and agreements of each of the parties to the Business Combination Agreement, in each case subject to certain qualifiers, (vii) the expiration of all waiting periods (and any extensions thereof) under the Hart-Scott-Rodino Act (the “HSR Act”) with respect to the Proposed Business Combination, which expired on October 30, 2025 (viii) the completion of the Domestication, and (ix) duly executed pay-off letters certifying certain indebtedness of Merlin and its subsidiaries, as specified in the Business Combination Agreement, shall have been paid off, to the extent it is paid off pursuant to the Business Combination Agreement.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company entered into the Sponsor Support with Merlin, the Sponsor and Inflection Point Fund (each a “Restricted Holder” and together, the “Restricted Holders”), pursuant to which each Restricted Holder agreed to, among other things, (i) vote in favor of adoption of the Transaction Proposals, (ii) vote against any Alternative Transaction (as defined in the Business Combination Agreement) and any merger agreement or merger other than the Transaction Proposals, the Business Combination Agreement and the Proposed Business Combination; (iii) vote against any change in the business, management, or board of directors of the Company (other than in connection with the Transaction Proposals or pursuant to the Business Combination Agreement or ancillary agreements) and (iv) vote against any proposal, action or agreement that would (A) impede, interfere, frustrate, prevent or nullify any provision of the Sponsor Support Agreement, the Business Combination Agreement or the Proposed Business Combination, (B) result in a breach in any respect of any covenant, representation, warranty or any other obligation or agreement of the Company under the Business Combination Agreement, (C) result in any of the closing conditions of the Business Combination Agreement not being fulfilled, (D) result in a breach of any covenant, representation or warranty or other obligation or agreement of such Restricted Holder contained in the Sponsor Support Agreement or (E) change in any manner the dividend policy or capitalization of, including the voting rights of any class of capital stock of, the Company. In addition, pursuant to the Sponsor Support Agreement, each Restricted Holder, severally, agreed to waive, subject to the consummation of the Proposed Business Combination, any and all anti-dilution rights with respect to the rate that the Class B Ordinary Shares convert into the Class A Ordinary Shares in connection with the transactions contemplated by the Business Combination Agreement.

INFLECTION POINT ACQUISITION CORP. IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Stockholder Voting and Support Agreement

Concurrently with the execution of the Business Combination Agreement, the holders of equity securities of Merlin (the “Merlin Stockholders”) and Merlin entered into the Voting and Support Agreement (the “Stockholder Voting and Support Agreement”), pursuant to which Merlin Stockholders have agreed to, among other things, vote (or act by written consent) (a) to approve and adopt the Business Combination Agreement and the consummation of the Proposed Business Combination; (b) against any Alternative Transaction or any proposal relating to an Alternative Transaction; (c) against any merger agreement or merger (other than the Business Combination Agreement and the Proposed Business Combination), consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by Merlin; (d) against any change in the business or board of directors of Merlin (other than pursuant to the Business Combination Agreement or the Ancillary Documents (as defined in the Business Combination Agreement)); (e) against any proposal, action or agreement that would (A) impede, interfere, frustrate, prevent or nullify any provision of the Stockholder Voting and Support Agreement, the Business Combination Agreement or the Proposed Business Combination, (B) result in a breach in any respect of any covenant, representation, warranty or any other obligation or agreement of Merlin under the Business Combination Agreement, (C) result in any of the closing conditions of the Business Combination Agreement not being fulfilled, (D) result in a breach of any covenant, representation or warranty or other obligation or agreement of such Merlin Stockholder contained in the Stockholder Voting and Support Agreement or (E) change in any manner the dividend policy or capitalization of, including the voting rights of any class of capital stock of, Merlin and (F) to convert all outstanding shares of preferred stock of Merlin into Merlin Common Stock as of immediately prior to the Effective Time, conditioned upon and subject to the closing of the Proposed Business Combination, in accordance with the organizational documents of Merlin.

Pursuant to the Stockholder Voting and Support Agreement, until the earliest of the Closing, termination of the Business Combination Agreement or the liquidation of Merlin, no Merlin Stockholder shall (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, any Subject Securities (as defined in the Stockholder Voting and Support Agreement), (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any Subject Securities without the prior written consent of Merlin and the Company, unless such transfer is deemed a Permitted Transfer (as defined in the Stockholder Voting and Support Agreement).

In addition, pursuant to the Stockholder Voting and Support Agreement, each Merlin Stockholder has agreed not to commence, join in, facilitate, assist or encourage, and has agreed to take all actions necessary to opt out of any class in any class action with respect to, any claim, derivative or otherwise, against the Company, Merlin or any of their respective successors or directors, (a) challenging the validity of, or seeking to enjoin the operation of, any provision of the Stockholder Voting and Support Agreement or (b) alleging a breach of any fiduciary duty of any person in connection with the evaluation, negotiation or entry into the Stockholder Voting and Support Agreement, the Business Combination Agreement or the Proposed Business Combination. Each Merlin Stockholder has also waived and agreed not to exercise any rights of appraisal or rights to dissent from the Proposed Business Combination that they may have in respect of the Subject Securities.

Series A Preferred Stock Investment

In connection with the transactions contemplated by the Business Combination Agreement, on August 13, 2025, the Company, Merlin and the accredited investor named therein (the “Closing PIPE Investor”) entered into a Securities Purchase Agreement (the “Initial Series A SPA”). Pursuant to the Series A SPA, the Closing PIPE Investor agreed, among other things, to purchase, at Closing, 4,901,961 shares of Series A Preferred Stock, having the rights, preferences and privileges set forth in the Certificate of Designation of Preferences, Rights and Limitations of 12.0% Series A Cumulative Convertible Preferred Stock (the “Certificate of Designation”) and a New Merlin Series A Warrant, for an aggregate purchase price of $50 million. Each share of Series A Preferred Stock will have a stated value of $12.00 (the “Stated Value”). On November 17, 2025, we and Merlin entered into an amendment to the Initial Series A SPA with the Closing PIPE Investor (“Amendment No. 1 to the Initial Series A SPA”), pursuant to which the Closing PIPE Investor agreed to increase its investment to $100 million, for which it will receive 9,803,922 shares of Series A Preferred Stock (at a price of $10.20 per share) and a New Merlin Series A Warrant to purchase a number of shares of New Merlin Common Stock equal to the number of shares of New Merlin Common Stock into which such shares of Series A Preferred Stock are initially convertible (the “Initial Closing PIPE Investment”).

INFLECTION POINT ACQUISITION CORP. IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Additionally, on November 17, 2025, we and Merlin also entered into Securities Purchase Agreements (the “Additional Series A SPAs,” collectively with the Initial Series A SPA, the “Series A SPAs”), with certain accredited investors as signatories thereto (the “Additional Closing PIPE Investors”), pursuant to which, among other things, the Additional Closing PIPE Investors agreed to purchase, and we agreed to sell, an aggregate of 1,666,668 shares of Series A Preferred Stock (at a price of $12.00 per share) and warrants to purchase a number of shares of New Merlin Common Stock that is equal to 75% of the number of shares into which such shares of New Merlin Preferred Stock are initially convertible (each, an “Upsized New Merlin Series A Warrant”), in a private placement, on substantially the same terms as the Closing PIPE Subscription Agreement, for an aggregate purchase price of $20 million (the “Additional Closing PIPE Investment,” together with the Initial Closing PIPE Investment, the “Closing PIPE Investment”).

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Liquidity, Capital Resources and Going Concern

As of December 31, 2025 and 2024, the Company had $703,596 and $2,107,309 cash and a working capital deficit of $2,416,322 and working capital of $1,233,571, respectively.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements--Going Concern,” as of December 31, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Additionally, if a Business Combination is not consummated by the end of the Combination Period, currently November 4, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company’s liquidity condition and mandatory liquidation within one year of the issuance of these financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

INFLECTION POINT ACQUISITION CORP. IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The Company’s liquidity condition and mandatory liquidation within one year raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued. Management plans to address this uncertainty through a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

Principles of Consolidation

On August 8, 2025, Merger Sub was incorporated.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $703,596 and $2,107,309 in cash as of December 31, 2025 and 2024, respectively. The Company had no cash equivalents as of December 31, 2025 and 2024.

INFLECTION POINT ACQUISITION CORP. IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Investments Held in Trust Account

As of December 31, 2025 and 2024, the assets held in the Trust Account, amounting to $262,235,740 and $251,756,198, were held in mutual funds composed of U.S. treasury securities, respectively.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheets, primarily due to their short-term nature.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

INFLECTION POINT ACQUISITION CORP. IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

The Public Rights have been classified within shareholders’ deficit and will not require remeasurement after issuance. The Public Rights were valued using a Lattice model and the following table presents the quantitative information regarding market assumptions used in the level 3 valuation of the Public Rights:

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025 and 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets. As of December 31, 2025 and 2024, the Class A ordinary shares subject to possible redemption reflected in the consolidated balance sheets are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Rights	(750,000)
Class A ordinary shares issuance costs	(11,358,489)
Plus:
Remeasurement of carrying value to redemption value	13,864,687
Class A ordinary shares subject to possible redemption, December 31, 2024	251,756,198
Plus:
Remeasurement of carrying value to redemption value	10,479,542
Class A ordinary shares subject to possible redemption, December 31, 2025	$262,235,740

INFLECTION POINT ACQUISITION CORP. IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

The calculation of diluted income per ordinary share does not consider the effect of the Rights issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the Rights is contingent upon the occurrence of future events. The Rights are exercisable to purchase 20,150,000 Class A ordinary shares in the aggregate. As of December 31, 2025 and 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31,		For the Period from June 24, 2024 (Inception) Through December 31,
	2025		2024
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$4,525,171	$1,483,176	$721,840	$797,823
Denominator:

Basic and diluted weighted average shares outstanding	25,425,000	8,333,333	7,500,000	8,289,473
Basic and diluted net income per ordinary share	$0.18	$0.18	$0.10	$0.10

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 at inception and the amendments will be applied retrospectively to all prior periods presented in the accompanying consolidated financial statements.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

NOTE 4 — PRIVATE PLACEMENT

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

INFLECTION POINT ACQUISITION CORP. IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

On August 12, 2025 and September 22, 2025, the sponsor transferred 110,000 and 500,000 Class A Units to individuals, respectively. The transferred units represent an indirect interest in 610,000 Founder Shares. The fair value of the founder shares as of August 12, 2025 and September 22, 2025, was determined to be $3.10 and $6.80 per share, respectively, for an aggregate amount of $341,000 and $3,400,000. The transfer was made in accordance with the terms of the Company’s operating agreement. The agreements have been analyzed under ASC 718. For the September 22, 2025 agreements, the compensation expense will be recorded when the Merlin Labs Inc. business combination becomes probable. For the August 12, 2025 agreements, the expense will be recorded when any business combination is considered probable, as up until the combination the sponsor has the right to revoke the shares at their discretion. Probability for a business combination is defined as when the business combination occurs due to its inherent uncertainty. As of December 31, 2025, the closing of the business combination was not considered to be probable.

The founder shares were valued using a Lattice model and the following table presents the quantitative information regarding market assumptions in the valuation of the founder shares:

	August 12, 2025	September 22, 2025
Underlying share price	$10.30	$10.34
Implied market adjustment	30.1%	65.8%
Fair value per founder share	$3.10	$6.80

On October 1, 2025, the sponsor transferred 100,000 Class A Units to an individual. The transferred units represent an indirect interest in 100,000 Founder Shares. The agreements have been analyzed under ASC 718. The fair value of the founder shares as of October 1, 2025, was determined to be $6.70 per share, for an aggregate amount of $670,000. The transfer was made in accordance with the terms of the Company’s operating agreement. The Company recorded a compensation expense for the fair value of the transferred founder shares.

The founder shares were valued using a Lattice model and the following table presents the quantitative information regarding market assumptions in the valuation of the founder shares:

October 1, 2025
Underlying share price	$10.41
Implied market adjustment	64.4%
Fair value per founder share	$6.70

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

INFLECTION POINT ACQUISITION CORP. IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender, including up to $750,000 in working capital loans which may be made by Inflection Point. The units would be identical to the Private Placement Units. As of December 31, 2025 and 2024, no such Working Capital Loans were outstanding.

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

Business Combination Agreement

On October 13, 2025, the Company entered into the Business Combination Agreement, by and among the Company, Merger Sub, and Merlin, pursuant to which, among other things and subject to the terms and conditions therein, Merger Sub will merge with and into Merlin, with Merlin continuing as the surviving company. The combined company’s business will continue to operate through Merlin and its subsidiaries. In connection with the closing of the Proposed Business Combination (the “Closing”), the Company will change its name to Merlin, Inc.

The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of the Company and Merlin Labs.

INFLECTION POINT ACQUISITION CORP. IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue a total of 5,000,000 preferred shares at par value of $0.0001 each. As of December 31, 2025 and 2024, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of December 31, 2025 and 2024, there were 425,000 Class A ordinary shares issued and outstanding, excluding 25,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of December 31, 2025 and 2024, there were 8,333,333 Class B ordinary shares issued and outstanding.

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

INFLECTION POINT ACQUISITION CORP. IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and 2024 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Level	December 31, 2025	December 31, 2024
Asset:
Investments held in Trust Account – U.S. Treasury Securities	1	$262,235,740	$251,756,198

The fair value inputs for the Public Rights and founder shares are listed within Note 2 and Note 5, respectively.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	December 31,	December 31,
	2025	2024
Investments held in Trust Account	$262,235,740	$251,756,198
Cash	$703,596	$2,107,309

INFLECTION POINT ACQUISITION CORP. IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

	For The Year Ended December 31, 2025	For The Period From June 24, 2024 (Inception) Through December 31, 2024
General and administrative expenses	$3,857,197	$251,144
Interest earned on investments held in Trust Account	$10,479,542	$1,756,198

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the consolidated statements of operations and described within their respective disclosures.

NOTE 10 — SUBSEQUENT  EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.