Form 10-Q
period 2026-03-31
Merlin, Inc.
filed 2026-05-15
CIK 2028707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-42392

MERLIN, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-1797826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Causeway, Floor 23, Boston, MA 02114

(Address of principal executive offices, including zip code)

(617) 226-9968

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	MRLN	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☒
Non-accelerated filer ☒		Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 13, 2026, there were 96,524,052 shares of common stock, par value $0.0001 per share, outstanding.

MERLIN, INC.

Form 10-Q

For the Quarter ended March 31, 2026

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements, including without limitation statements regarding our business strategy, expected growth, future operations and financial performance, anticipated timing of commercialization of our autonomous flight technology, our ability to obtain and maintain regulatory approvals, our ability to secure additional capital, our expected cash runway, our ability to remediate our material weaknesses, and other plans and objectives of management for future operations. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would,” “strategy,” “outlook,” the negative of these words or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are neither promises nor guarantees, and are subject to a number of important factors that could cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements, including without limitation: our ability to realize the expected benefits of the that certain business combination (the “Business Combination”) pursuant to that certain Business Combination Agreement, dated as of August 13, 2025 (as amended on March 14, 2026, the “Business Combination Agreement”), by and among Inflection Point Acquisition Corp. IV (“Inflection Point”), IPDX Merger Sub, Inc., a Delaware corporation and direct, wholly-owned subsidiary of Inflection Point, and Merlin Labs, Inc., a Delaware corporation; our ability to maintain the listing of our Common Stock on Nasdaq; our public securities’ potential liquidity and trading; our ability to raise financing in the future and to comply with restrictive covenants related to long-term indebtedness; our ability to retain or recruit, or to effect changes required in, our officers, key employees or directors; our reliance upon the efforts of our Board and key personnel to be successful; our limited operating history; expectations regarding the time during which the Company will be an “emerging growth company”; failure to manage our growth effectively; competition from existing or new companies; changes in the market for the Company’s products and services and our ability to effectively compete in the aviation technology industry; unsatisfactory safety performance of our non-human pilot system, Merlin Pilot, or security incidents at our facilities; failure of the market to achieve the growth potential we expect; our customer concentration; our reliance on a limited number of suppliers for certain materials and supplied components; failure of our products to operate in the expected manner or defects in our products; our history of losses and failure to achieve profitability in the future; counterparty risks on contracts entered into with our customers and failure of our prime contractors to maintain their relationships with their counterparties and fulfill their contractual obligations; failure to comply with laws and regulations relating to various aspects of our business and any changes in the funding levels of various governmental entities with which we do business; failure to protect the confidentiality of our trade secrets and know how; failure to comply with the terms of third-party open source software our systems utilize; our ability to maintain an effective system of internal control over financial reporting, and remediate existing material weaknesses; the U.S. government’s budget deficit and the national debt, as well as any inability of the U.S. government to complete its budget process for any government fiscal year, and our dependence on U.S. government contracts; failure to comply with U.S. export and import control laws and regulations and U.S. economic sanctions and trade control laws and regulations; uncertain global macro-economic and geopolitical conditions and rising inflation; delays or disruptions from changes in the certification process, potential government shutdowns, budget reductions, and shifting regulatory priorities, which could jeopardize customer commitments and milestones, postpone commercialization, and adversely affect our business, results of operations, and financial condition; and the other factors detailed under the section entitled “Risk Factors” of our final prospectus, dated May 13, 2026, filed with the Securities and Exchange Commission (the “SEC”) on May 13, 2026 and in this Quarterly Report.

ii

Any forward-looking statements made herein speak only as of the date of this Quarterly Report, and you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or achievements reflected in the forward-looking statements will be achieved or will occur. Except as required by applicable law, we undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report or to conform these statements to actual results or revised expectations. Additionally, certain information we may disclose (either herein or elsewhere) is informed by the expectations of various stakeholders or third-party frameworks and, as such, may not necessarily be material for purposes of our filings under U.S. federal securities laws, even if we use “material” or similar language in discussing such matters.

GENERAL

Unless the context otherwise requires, all references in this Quarterly Report to “we,” “us,” “our,” “Merlin” or the “Company” refer to Merlin Labs, Inc. and its subsidiaries prior to the consummation of the Business Combination and after the consummation of the Business Combination, Merlin, Inc. and its subsidiaries. References to “Quarterly Report” herein refer to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 and references to the “Prospectus” refer to the final prospectus, dated May 13, 2026, filed with the SEC on May 13, 2026.

All reports we file with the SEC are available for download free of charge via the Electronic Data Gathering Analysis and Retrieval (EDGAR) System on the SEC’s website at www.sec.gov. We also make electronic copies of our reports available for download, free of charge, through our website under the heading “Investor Relations” at www.merlinlabs.com as soon as reasonably practicable after filing such material with the SEC.

We may announce material business and financial information to our investors using our investor relations website at http://investors.merlinlabs.com/. We therefore encourage investors and others interested in Merlin to review the information that we make available on our website, in addition to following our filings with the SEC, webcasts, press releases and conference calls. Information contained on our website is not incorporated into, and does not form a part of this Quarterly Report.

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MERLIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)

	As of:
	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$122,777	$59,343
Short-term investments	325	330
Accounts receivable, net	1,342	368
Prepaid expenses and other current assets	5,570	3,328
Capitalized transaction costs (Note 2)	—	7,562
Total current assets	130,014	70,931
Property and equipment, net	10,285	7,108
Operating lease right-of-use assets, net	2,401	979
Restricted cash	2,569	—
Deposits	107	1,564
Total assets	$145,376	$80,582
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	6,855	3,154
Accrued expenses	6,343	7,937
Long-term debt, current portion, net ($19,175 at fair value and $96 at amortized cost, net as of December 31, 2025) (Note 8)	—	19,271
Convertible promissory notes (Note 8)	—	29,107
Contract loss provision	738	4,173
Operating lease liabilities, current	977	657
Total current liabilities	14,913	64,299
Long-term debt, non-current portion, net ($12,207 at fair value and $577 at amortized cost, net as of December 31, 2025) (Note 8)	—	12,784
Operating lease liabilities, non-current	1,442	331
Warrant liabilities (Note 9)	87,803	76,766
Total liabilities	104,158	154,180
Commitments and contingencies (Note 14)
Series A Preferred Stock: $0.0001 par value; 50,000,000 shares authorized and 21,711,880 shares issued and outstanding as of March 31, 2026. (Note 10)	180,331	—
Redeemable convertible preferred stock	—	—
Stockholders’ deficit:
Common stock: $0.0001 par value; 800,000,000 and 138,655,675 shares authorized; 84,544,557 and 70,959,389 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	8	7
Additional paid-in capital	502,351	477,448
Accumulated deficit	(641,472)	(551,053)
Total stockholders’ deficit	(139,113)	(73,598)
Total liabilities, mezzanine equity, and stockholders’ deficit	$145,376	$80,582

See accompanying notes to unaudited condensed consolidated financial statements.

MERLIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue	$1,002	$868
Cost of revenue	1,640	714
Contract loss adjustments	(2,451)	—
Gross profit	1,813	154
Operating expenses:
Research and development	14,090	6,679
General and administrative	14,092	4,520
Selling and marketing	643	359
Total operating expenses	28,825	11,558
Loss from operations	(27,012)	(11,404)
Other (expense) income:
Interest income	517	301
Interest expense	(9)	(1,614)
Other expense	(128)	(61)
Change in fair value of warrant liabilities	26,555	46
Change in fair value of convertible promissory notes	(87,824)	—
Change in fair value of long-term debt	(2,470)	—
Total other expense	(63,359)	(1,328)
Loss before provision for income taxes	(90,371)	(12,732)
Provision for income taxes	48	1
Net loss	$(90,419)	$(12,733)
Series A Preferred Stock dividends and accretion	(1,417)	—
Net loss attributable to common stockholders	$(91,836)	$(12,733)
Net loss per share:
Basic and diluted	$(1.27)	$(0.18)
Weighted-average shares outstanding:
Basic and diluted	72,421,272	70,947,705

See accompanying notes to unaudited condensed consolidated financial statements.

MERLIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT (UNAUDITED)

(in thousands, except share and per share amounts)

	Series A Preferred Stock		Redeemable Convertible Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balances as of December 31, 2024	—	$—	17,696,748	$130,616	5,169,812	$1	$4,009	$(135,532)	$(131,522)
Retroactive application of recapitalization	—	—	(17,696,748)	(130,616)	65,750,960	7	130,609	—	130,616
Adjusted balances as of December 31, 2024*	—	—	—	—	70,920,772	8	134,618	(135,532)	(906)
Exercise of common stock options	—	—	—	—	38,617	—	10	—	10
Stock-based compensation	—	—	—	—	—	—	513	—	513
Net loss	—	—	—	—	—	—	—	(12,733)	(12,733)
Balances as of March 31, 2025	—	$—	0	$0	70,959,389	$8	$135,141	$(148,265)	$(13,116)

Balances as of December 31, 2025	—	$—	17,154,902	$461,963	5,306,250	$1	$15,491	$(551,053)	$(535,561)
Retroactive application of recapitalization	—	—	(17,154,902)	(461,963)	64,357,145	6	461,957	—	461,963
Adjusted balances as of December 31, 2025*	—	—	—	—	69,663,395	7	477,448	(551,053)	(73,598)
Exercise of common stock options	—	—	—	—	406,385	—	226	—	226
Stock-based compensation	—	—	—	—	—	—	1,295	—	1,295
Equity-based payments to non-employees	—	—	—	—	—	—	643	—	643
Issuance of common stock upon exercise of warrants	—	—	—	—	19,623	—	—	—	—
Issuance of redeemable convertible preferred stock upon exercise of warrants	—	—	—	—	701,293	—	6,859	—	6,859
Conversion of Pre-PIPE Bridge and Pre-Funded PIPE Notes to Series A Preferred Stock	9,754,665	116,931	—	—	—	—	—	—	—
Issuance of Series A Preferred Stock in exchange for 2024 LSA Amendment Warrants	490,196	3,745	—	—	—	—	—	—	—
Issuance of Series A Preferred Stock in connection with the PIPE	11,470,590	58,270	—	—	—	—	—	—	—
Issuance of common stock in connection with the Merger	—	—	—	—	13,750,282	1	17,265	—	17,266
Conversion of Series A Preferred Stock to common stock	(3,571)	(32)	—	—	3,579	—	32	—	32
Series A Preferred Stock dividends and accretion	—	1,417	—	—	—	—	(1,417)	—	(1,417)
Net loss	—	—	—	—	—	—	—	(90,419)	(90,419)
Balances as of March 31, 2026	21,711,880	$180,331	—	$—	84,544,557	$8	$502,351	$(641,472)	$(139,113)

*	The shares of the Company’s common stock and mezzanine equity have been retrospectively recast to reflect the change in the capital structure as a result of the Merger as described in Note 3. Reverse Recapitalization.

See accompanying notes to unaudited condensed consolidated financial statements.

MERLIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(90,419)	$(12,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	417	381
Stock-based compensation	1,295	513
Equity-based payments to non-employees	643	—
Amortization of right-of-use assets	209	183
Non-cash interest expense	41	401
Gain on disposal of property and equipment	—	(2)
Change in fair value of warrant liabilities	(26,555)	(46)
Change in fair value of convertible promissory notes	87,824	—
Loss on foreign currency exchange rate	127	63
Change in fair value of long-term debt	1,514	—
Write-off of capitalized transactions costs related to issuance of PIPE Warrants	1,226	—
Change in operating assets and liabilities:
Accounts receivable	(974)	(32)
Prepaid expenses and other current assets	(2,245)	(507)
Deposits	(63)	1
Accounts payable	3,699	(336)
Accrued expenses	3,253	—
Deferred revenue	—	(112)
Contract loss provision	(3,435)	(672)
Operating lease liabilities	(201)	(183)
Net cash used in operating activities	$(23,644)	$(13,081)

Cash flows from investing activities
Additions of property and equipment	$(2,159)	$(94)
Proceeds from sales of property and equipment	—	15
Net cash used in investing activities	$(2,159)	$(79)

Cash flows from financing activities
Proceeds from issuance of warrants	$48,195	$—
Proceeds from issuance of Series A Preferred Stock in connection with PIPE	71,805	—
Repayments of long-term debt	(33,639)	(1,557)
Issuance of common stock in connection with the Merger	26,290	—
Payment of transaction costs related to issuance of Series A Preferred Stock in connection with PIPE	(10,482)	—
Payment of transaction costs related to issuance of common stock in connection with the Merger	(8,528)	—
Payment of costs directly attributable to the Merger	(2,061)	—
Proceeds from exercise of common stock options	226	10
Net cash provided by financing activities	$91,806	$(1,547)

Net increase (decrease) in cash, cash equivalents, and restricted cash	$66,003	$(14,707)
Cash, cash equivalents, and restricted cash at beginning of period	59,343	37,195
Cash, cash equivalents, and restricted cash at end of period	$125,346	$22,488

MERLIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$957	$1,194
Taxes	4	1

Supplemental non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,632	$—
Property and equipment obtained for deposits paid in 2025	1,457	—
Issuance of redeemable convertible preferred stock upon exercise of warrants	6,859	—
Conversion of Pre-PIPE Bridge and Pre-Funded PIPE Notes to Series A Preferred Stock	116,931	—
Issuance of Series A Preferred Stock in exchange for 2024 LSA Amendment Warrants	3,745	—
Costs directly attributable to the Merger paid in 2025	2,714	—
Conversion of Series A Preferred Stock to common stock	32	—
Series A Preferred Stock dividends and accretion	1,417	—

See accompanying notes to unaudited condensed consolidated financial statements.

MERLIN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

1. Organization and Description of Business

Merlin, Inc. (formerly known as Inflection Point Acquisition Corp. IV or “Inflection Point”), collectively with its subsidiaries (the “Company” or “Merlin”), develops software that fulfills the functions of a human pilot in self-flying aircraft to enable both reduced crew and unmanned flight. This technology is designed to be scalable and adaptable across different aircraft types for a growing range of aircraft platforms. The Company’s aircraft-agnostic, AI-powered software is purpose-built for military and civil programs, and is powering an expanding range of missions and aircraft, proven through hundreds of autonomous flights from test facilities across the globe.

The Company was a special purpose acquisition company incorporated as a Cayman Islands exempted corporation on June 24, 2024 as “Bleichroeder Acquisition Corp. I” and subsequently changed its name to Inflection Point Acquisition Corp. IV on October 21, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses.

Following the closing of the Merger (as defined below), shares of Merlin common stock began trading on Nasdaq Stock Market LLC under the symbol “MRLN.”

Business Combination

On August 13, 2025, the Company entered into a Business Combination Agreement (the “Business Combination Agreement” or “BCA”) with IPDX Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”) and Merlin Labs, Inc., a Delaware corporation (“Legacy Merlin”). Pursuant to the Business Combination Agreement, Merger Sub merged with and into Legacy Merlin, with Legacy Merlin surviving the transaction as a wholly-owned subsidiary of the Company (the “Merger”).

Legacy Merlin was incorporated on October 10, 2018, as a Delaware corporation under the name Apollo Flight Research, Inc., and changed its name to Merlin Labs, Inc. on October 27, 2020. Legacy Merlin is the parent company of two wholly-owned subsidiaries: Merlin Labs NZ Limited (“MLNL”), a New Zealand Limited Company, and Merlin Labs Securities Corporation (“MLSC”), a Massachusetts Securities Corporation.

On March 13, 2026, as contemplated by the Business Combination Agreement, Inflection Point filed a notice of deregistration with the Cayman Islands Registrar of Companies and filed a certificate of incorporation and certificate of corporate domestication with the Secretary of State of the State of Delaware, pursuant to which Inflection Point was domesticated and continues as a Delaware corporation, changing its name to “Merlin, Inc.” (the Domestication”). Immediately prior to the Domestication, the holders of the Class B ordinary shares of Inflection Point, par value $0.0001 per share, elected to convert such shares on a one-for-one basis into Class A ordinary shares of Inflection Point, par value $0.0001 per share (“Inflection Point Class A Shares”). In connection with the Domestication, (i) each of the then issued and outstanding Inflection Point Class A Shares converted automatically, on a one-for-one basis, into a share of post-Domestication Inflection Point, (ii) each of the then issued and outstanding rights to receive one-tenth (1/10) of one Inflection Point Class A Share upon consummation of an initial business combination of Inflection Point (“Inflection Point Rights”) converted automatically into a right to receive one-tenth (1/10) of one post-Domestication Inflection Point Class A Share, and (iii) each of the then issued and outstanding units of Inflection Point containing one Inflection Point Class A Share and one Inflection Point Right (“Inflection Point Units”) converted automatically into a unit of post-Domestication Inflection Point containing one post-Domestication Inflection Point Class A Share and one post-Domestication Inflection Point Right.

On March 16, 2026 (the “Closing” or the “Closing Date”), the Company consummated the previously announced Merger and related transactions contemplated by the Business Combination Agreement and Legacy Merlin became a wholly-owned subsidiary of the Company (after the Merger, “Merlin OpCo”).

MERLIN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

As a result of the Merger, the Company is a holding company in which all of its assets are held by Merlin OpCo and its subsidiaries and the business continues to operate through Merlin OpCo and its subsidiaries. The Merger is accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under this method of accounting, Inflection Point is treated as the acquired company for financial reporting purposes. Accordingly, for accounting purposes, the Merger is treated as the equivalent of Legacy Merlin issuing stock for the net assets of Inflection Point, accompanied by recapitalization. Legacy Merlin has been determined to be the accounting predecessor to the combined Company.

Unless otherwise noted or the context otherwise requires, references to the “Company,” “Merlin,” “we,” “us”, or “our” refer to the business of Legacy Merlin and its subsidiaries prior to the Closing and to the business of the Company and its subsidiaries, including Merlin OpCo, MLNL, and MLSC, following the Closing.

Refer to Note 3. Reverse Recapitalization for further information.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated financial statements include the accounts of Merlin, Inc., and its consolidated subsidiaries, Merlin OpCo, MLNL, and MLSC. All intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements of Legacy Merlin as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP on an annual reporting basis. In management’s opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the unaudited condensed consolidated balance sheets and statements of operations, mezzanine equity and stockholders’ deficit, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.

As a result of the Merger, prior period share and per share amounts presented in the unaudited condensed consolidated financial statements and these related notes have been retroactively recast in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Legacy Merlin as of and for the years ended December 31, 2025 and 2024 contained in a Form 8-K dated and filed with the SEC on March 20, 2026.

Risk and Uncertainties

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP assuming that the Company will continue as a going concern over the next twelve months. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business, including having sufficient liquidity in the future to meet the Company’s obligations.

Since its inception, the Company has primarily operated in the pre-commercialization stage and funded historical losses through debt and equity financings. The Company expects to incur additional net losses while it continues to advance its commercialization efforts and pursue profit-generating revenue contracts with customers, namely, the United States (“U.S.”) government.

MERLIN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

During the three months ended March 31, 2026 and 2025, the Company incurred net losses in the amounts of $90,419 and $12,733, respectively, and generated negative cash flows from operations in the amounts of $23,644 and $13,081, respectively. Additionally, as of March 31, 2026, the Company has an accumulated deficit in the amount of $641,472 and cash and cash equivalents of $122,777.

On March 16, 2026, the Company completed its planned Merger (refer to Note 3. Reverse Recapitalization). In connection with the Merger, the Company issued preferred stock and equity-linked instruments in an additional private investment in public equity (“PIPE”) transaction for $120,000 in gross proceeds and the Company’s outstanding convertible promissory notes converted into preferred stock and warrants to purchase common stock of the Company (refer to Note 8. Debt and Note 9. Warrants). Additionally, on May 1, 2026 the Company issued common stock and common stock warrants in a PIPE transaction for $80,000 in gross proceeds (refer to Note 17. Subsequent Events).

Based on the Company’s liquidity position as of May 15, 2026, the Company’s net cash proceeds and debt conversion from the Merger, the Company’s current forecast of operating results and cash flows, and the Company’s outstanding obligations, the Company determined that its financial condition is sufficient to fund its planned operations, commitments, and contractual obligations for a period of at least one year following the date that these consolidated financial statements are issued.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenue and expenses during the reporting periods.

Estimates and judgments are based on historical experience, forecasted events, and various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the Company’s consolidated financial position and results of operations.

Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM, who is the Chief Executive Officer, reviews financial information on a consolidated basis to make operating decisions, assess performance, and make resource allocation decisions, leading to decisions related to resource allocations in relation to profit and loss. Accordingly, the Company has determined that it has one reportable segment.

MERLIN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Significant Accounting Policies

The Company’s significant accounting policies are described in the Company’s Annual Report on Form 8-K for the year ended December 31, 2025. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three months ended March 31, 2026.

Restricted Cash

Restricted cash consists of deposits held at financial institutions that are used to collateralize irrevocable letters of credit required under the Company’s lease agreements. Restricted cash that is expected to be used within one year of the balance sheet date is classified as a current asset, whereas restricted cash expected to be used more than one year from the balance sheet date is classified as a non-current asset. At March 31, 2026, all restricted cash was non-current.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash at the end of each respective period as shown in the Company’s condensed consolidated balance sheets:

	As of March 31,	As of December 31,
	2026	2025
Cash and cash equivalents	$122,777	$59,343
Restricted cash	2,569	—
Total Cash, cash equivalents, and restricted cash	$125,346	$59,343

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with accredited financial institutions in amounts which at times exceed federally insured limits. The Company monitors the credit standing of such financial institutions in order to limit credit risk. The Company has not experienced any losses on its cash and cash equivalents and believes it is not exposed to any significant losses due to credit risk on cash and cash equivalents.

During the three months ended March 31, 2026 and 2025, the Company generated $1,002 and $868 in revenue, with a significant amount (> 90%) of this revenue coming from the U.S. government (refer to Note 4. Revenue Recognition from Contracts with Customers for further information). As of March 31, 2026 and December 31, 2025, accounts receivable from the U.S. government totaled $1,307 and $368, respectively.

Fair Value Measurements

The framework for measuring fair value provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described as follows:

Level 1 - Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2 - Inputs to the valuation methodology include:

●	Quoted prices for similar assets or liabilities in active markets;

●	Quoted prices for identical or similar assets or liabilities in inactive markets;

●	Inputs other than quoted prices that are observable for the asset or liability; and

●	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

MERLIN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Impairment of Long-Lived Assets

All long-lived assets are reviewed by the Company for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company measures recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of March 31, 2026 and December 31, 2025, the Company determined that there have been no significant events or changes in circumstances that would cause the impairment of any of the Company’s long-lived assets.

Convertible Debt

The Company has elected to apply the fair value method of accounting in accordance with ASC 825, Financial Instruments (“ASC 825”), for certain of its convertible debt instruments. The Company records convertible debt accounted for under the fair value option at fair value upon the date of issuance and subsequently remeasures such instruments to fair value on each balance sheet date thereafter. The change in fair value of convertible debt accounted for at fair value, together with interest accrued thereon, is recorded in change in fair value of convertible promissory notes in the condensed consolidated statements of operations.

For convertible debt instruments not accounted for under the fair value method of accounting, the Company first assesses the balance sheet classification of its convertible debt instruments to determine whether the instrument should be classified as a liability under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). If convertible debt is not classified as a liability under ASC 480, the Company accounts for convertible debt in accordance with ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging (“ASC 815”). Upon issuance, the Company evaluates whether the embedded conversion feature, as well as other identified embedded derivatives, should be bifurcated and accounted for as a derivative at fair value under ASC 815, and if not, whether any substantial premium must be recognized in additional paid-in capital. Any embedded derivatives that meet the criteria for bifurcation and separate accounting are accounted for as a compound derivative recorded at fair value on the date of issuance and on each balance sheet date thereafter, with changes in fair value recorded in the condensed consolidated statements of operations.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance included in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments (if they were issued with another instrument) pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and if not, whether the warrants meet the requirements for equity classification under ASC 815. This assessment requires the use of professional judgment and is conducted at issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

Warrants that meet all of the criteria for equity classification are recorded at fair value as a component of additional paid-in capital at the time of issuance and are not subsequently remeasured. Warrants that do not meet all the criteria for equity classification are recorded at fair value on the date of issuance and on each balance sheet date thereafter as a component of warrant liabilities in the Company’s condensed consolidated balance sheets. Changes in the estimated fair value of the warrants are non-cash gain or losses recognized in change in fair value of warrant liabilities in the condensed consolidated statements of operations.

Preferred Stock

The Company evaluates its preferred stock under the classification guidance of ASC 480. The Company’s preferred stock does not require liability classification under ASC 480 and is classified in mezzanine equity as it may be subject to redemption upon the occurrence of an event that is not solely within the control of the Company. Upon issuance, the Company evaluates whether identified embedded derivatives should be bifurcated and accounted for as a derivative at fair value under ASC 815. Preferred stock classified in mezzanine equity is initially recognized at the proceeds received, net of issuance costs and the fair value of any bifurcated derivatives. Any embedded derivatives that meet the criteria for bifurcation and separate accounting are accounted for as a compound derivative recorded at fair value on the date of issuance and on each balance sheet date thereafter, with changes in fair value recorded in the condensed consolidated statements of operations. For preferred stock recognized in mezzanine equity that is probable of becoming redeemable, the Company accretes changes in the redemption amount from the date of issuance to the earliest redemption date using the effective interest method.

MERLIN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Research and Development Costs

The Company enters into research and development agreements with third-parties where the Company is paid for research and development activities. The amounts received under these agreements are recorded as a reduction to research and development expense in the consolidated statements of operations. The Company recorded $150 and $150 as a reduction to research and development expense during the three months ended March 31, 2026 and 2025, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. During the three months ended March 31, 2026 and 2025, the Company incurred advertising expense in the amounts of $554 and $271, respectively.

Capitalized Transaction Costs

Capitalized transaction costs primarily consist of legal and accounting costs incurred that were direct and incremental to the Merger. During the three months ended March 31, 2026, the Company capitalized $2,061 of transaction costs in capitalized transaction costs on the condensed consolidated balance sheets. Upon the completion of the Merger, capitalized transaction costs were netted against the proceeds from the Merger and recorded as an offset to stockholders’ deficit.

Net Loss per Share

The Company calculates basic and diluted net loss per share using the two-class method. Under the two-class method, earnings are allocated to common stock and participating securities according to their participation rights in dividends and undistributed earnings. The Company’s net loss is fully attributable to its common stockholders for the periods presented.

Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net loss attributable to common stockholders is determined by adjusting net loss for the Series A Preferred Stock dividends and accretion (refer to Note 11. Net Loss Per Share for further information).

Diluted earnings per share attributable to common stockholders adjusts basic loss per share for the potentially dilutive impact of preferred stock, stock options, common stock warrants, preferred stock warrants, and debt conversion features. As the Company has reported losses for all periods presented and all potentially dilutive securities are anti-dilutive, basic net loss per share equaled diluted net loss per share.

Recently Adopted Accounting Pronouncements

In May 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-03, to improve consistency in determining the accounting acquirer in certain business combinations involving variable interest entities. The amendments are effective in annual periods beginning after December 15, 2026, and interim periods within those years, with early adoption permitted. The Company adopted this standard as of January 1, 2026, and utilized this new standard when analyzing the Merger.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires the disclosure of additional information about specific expense categories in the notes to the consolidated financial statements on an annual and interim basis. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 on either a prospective or retrospective basis, with early adoption permitted. The Company is currently evaluating the impacts of the new standard on its consolidated financial statements.

MERLIN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

3. Reverse Recapitalization

As discussed in Note 1. Organization and Description of Business, Inflection Point, Merger Sub, and Legacy Merlin entered into the Business Combination Agreement on August 13, 2025. In connection with the entrance into the Business Combination and the anticipated Merger, the following transactions occurred prior to the Closing Date:

●	In July and August 2025, Legacy Merlin and certain investors entered into the Pre-PIPE Bridge and Pre-Funded PIPE Agreements, pursuant to which Legacy Merlin issued the investors Pre-PIPE Bridge and Pre-Funded PIPE Notes and Warrants. The Pre-PIPE Bridge and Pre-Funded PIPE Notes and Warrants were funded and issued between July and November 2025. Refer to Note 8. Debt and Note 9. Warrants for further information.

●	In November 2025, Inflection Point, Legacy Merlin, and certain investors entered into securities purchase agreements (“Series A SPAs”) pursuant to which, on the Closing Date, the Company would issue shares of its 12.0% Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) and common stock purchase warrants (“PIPE Warrants”) in a private investment in public equity (“PIPE”) transaction for aggregate gross proceeds of $120,000 (the “Closing PIPE”). The Closing PIPE was funded, and the Series A Preferred Stock and PIPE Warrants were issued, at the Closing. Refer to Note 9. Warrants and Note 10. Mezzanine Equity and Stockholders’ Deficit for further information.

In connection with and in contemplation of the Merger, the following occurred immediately prior to the Closing:

(1)	Each convertible security of Legacy Merlin (other than the Pre-PIPE Bridge Notes and Pre-Funded PIPE Notes) automatically converted into full shares of redeemable convertible preferred stock or common stock, as applicable, of Legacy Merlin;

(2)	Each of Legacy Merlin’s outstanding and unexercised preferred stock warrant liabilities were automatically exercised on a cashless basis or were exchanged for securities issued in the Closing PIPE, based on the applicable terms thereof (refer to Note 9. Warrants);

(3)	After giving effect to the conversions and exercises described at (1) and (2) above, each issued and outstanding share of Legacy Merlin’s redeemable convertible preferred stock automatically converted into shares of Legacy Merlin common stock; and

(4)	Each of Legacy Merlin’s outstanding and unexercised common stock warrants (other than the Pre-PIPE Bridge Warrants and Pre-Funded PIPE Warrants) were automatically exercised on a cashless basis.

At the effective time of the Merger, and pursuant to the terms of the Business Combination Agreement:

(1)	Each share of Legacy Merlin common stock held by Legacy Merlin, Merger Sub, or the Company was canceled without consideration exchanged therefor;

(2)	Each other issued and outstanding share of Legacy Merlin common stock was canceled and converted into the right to receive shares of the common stock at an exchange ratio of approximately 3.102;

(3)	Each option to purchase equity securities of Legacy Merlin was converted into an option to acquire common stock at an exchange ratio of approximately 3.102;

(4)	Each Pre-PIPE Bridge Note and Pre-Funded PIPE Note was converted into shares of Series A Preferred Stock, par value $0.0001 per share; and

(5)	Each Pre-PIPE Bridge Warrant and Pre-Funded PIPE Warrant was converted into a PIPE Warrant.

MERLIN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The following table summarizes the net proceeds from the Merger:

Sources	Amount
Cash - Inflection Point trust account, net (1)	2,644
Cash - Inflection Point operating account	426
Total cash from Inflection Point	3,070
Cash - Closing PIPE	120,000
Total cash in Inflection Point going into the Merger	$123,070

(1)	Amount reflects gross proceeds of $25,864 from the Inflection Point trust account less the payment of transaction costs of $(23,220) utilizing the proceeds released from the Inflection Point trust account.

Uses	Amount
Prepayment of 2024 LSA Loans	$(28,334)
Total cash used immediately after the Merger	$(28,334)

Net cash to Merlin	$94,736

The following table summarizes the impact of the Merger on the Company's common stock:

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital
Balances as of December 31, 2025	5,306,250	$1	$15,491
Exercise of stock options prior to the Merger	131,028	—	226
Issuance of common stock upon exercise of warrants	6,327	—	—
Issuance of redeemable convertible preferred stock upon exercise of warrants	226,113	—	6,859
Conversion of redeemable convertible preferred stock to common stock	17,154,902	2	461,962
Balances immediately prior to the Merger	22,824,620	$3	$484,538
Application of the exchange ratio to Legacy Merlin stockholders	47,966,076	5	(5)
Issuance of common stock in connection with the Merger to Inflection Point stockholders and rightsholders	13,750,282	1	17,265
Balances immediately after the Merger	84,540,978	$9	$501,798

4. Revenue Recognition from Contracts with Customers

Disaggregation of Revenue

The Company disaggregates revenues by customer-type. These categories represent how the nature, timing and uncertainty of revenues and cash flows are affected.

Disaggregated revenues by customer-type were as follows:

	Three Months Ended March 31,
	2026	2025
U.S. government agencies	$950	$837
Commercial and non-U.S. government customers	52	31
Total	$1,002	$868

Revenues from New Zealand during the three months ended March 31, 2026 and 2025 amounted to $52 and $31, respectively.

No revenue recognized during the three months ended March 31, 2026 and 2025 was related to performance obligations satisfied in prior periods.

Remaining performance obligations

As of March 31, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligations was $1,124, all of which will be recognized over the next 12 months. Although remaining performance obligations reflect business that is considered to be legally binding, cancellations, deferrals, or scope adjustments may occur. Any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations, and project deferrals are reflected or excluded in the remaining performance obligation balance, as appropriate.

MERLIN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Contract balances

The following table presents contract balances:

	As of:
	March 31, 2026	December 31, 2025	December 31, 2024
Accounts receivable, net	$1,342	$368	$536
Unbilled receivables	$399	$1,570	$—
Deferred revenue	$—	$—	$112
Contract loss provision	$738	$4,173	$5,166

There was no revenue recognized during the three months ended March 31, 2026 from amounts included in deferred revenue at the beginning of the period. Revenue recognized during the three months ended March 31, 2025 from amounts included in deferred revenue at the beginning of the period was $112. The decrease in unbilled receivables from December 31, 2025 to March 31, 2026 represents revenue that was previously earned and recognized but was not invoiced until the three months ended March 31, 2026.

During the three months ended March 31, 2026, the Company revised the estimate of total costs to be incurred to deliver the United States Air Force Special Operations Command contract. The Company reduced the remaining contract loss provision liability to $738 on the condensed consolidated balance sheet as of March 31, 2026 and recognized a favorable adjustment to the contract loss provision of $2,451 on the consolidated statement of operations during the three months ended March 31, 2026.

The Company amortized $984 and $672 during the three months ended March 31, 2026 and 2025, respectively, of the previously recognized contract loss provision as a reduction to cost of revenue.

As of March 31, 2026 and December 31, 2025, the allowance for credit losses is immaterial to the unaudited condensed financial statements.

5. Fair Value Measurements

The following table presents assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation as follows:

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$121,417	$—	$—	$121,417
Total Assets	$121,417	$—	$—	$121,417
Liabilities:
Warrant liabilities	$—	$—	$87,803	$87,803
Total Liabilities	$—	$—	$87,803	$87,803

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$56,695	$—	$—	$56,695
Total Assets	$56,695	$—	$—	$56,695
Liabilities:
Current liabilities:
2024 LSA Loans, current portion	$—	$—	$19,175	$19,175
Convertible promissory notes	—	—	29,107	29,107
Non-current liabilities:
2024 LSA Loans, non-current portion	—	—	12,207	12,207
Warrant liabilities	—	—	76,766	76,766
Total Liabilities	$—	$—	$137,255	$137,255

MERLIN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Fair value measurements for cash equivalents are based on quoted market prices in active markets.

Prior to and in contemplation of the anticipated Merger, fair value measurements for warrant liabilities and convertible promissory notes were estimated using a probability-weighted expected return method, considering scenarios in which the Merger does or does not occur. As of the Closing Date, the probability assigned to the scenario in which the Merger occurred was 100%, compared to 85% as of December 31, 2025. In all scenarios, the fair value of Pre-PIPE Bridge and Pre-Funded PIPE Notes and Warrants were determined by calibrating the aggregate fair value of instruments issued, as implied by the probability-weighted expected return method, to the proceeds received in each issuance therefrom in accordance with ASC 825, resulting in a calibrated discount rate of 500.0%.

In the scenario in which the Merger does not occur, the fair value of the 2019 LSA Warrants, 2021 LSA Warrants, and 2024 LSA Warrants were estimated using an option pricing approach embedded within a Monte Carlo simulation. The Monte Carlo simulation simulates the Company’s equity value from each respective valuation date to the expected financing event date, incorporating breakpoints at which various equity classes participate in distributions. In the scenario in which the Merger occurs, the fair value of the 2019 LSA Warrants, 2021 LSA Warrants, and 2024 LSA Warrants were estimated using a common stock equivalent method which incorporates the expected capital structure and distribution of proceeds in a public company context and allocated value among the Company’s equity classes assuming the Company successfully completes the Merger.

In both scenarios, the fair value of the 2024 LSA Amendment Warrants were estimated using a discounted cash flow method, calculating the present value of future cash flows based on the contractual terms thereof at the calibrated discount rate.

In both scenarios, the fair value of the Pre-PIPE Bridge Notes and Pre-Funded PIPE Notes were estimated using a discounted cash flow method, calculating the present value of future cash flows based on the contractual terms of such instruments at the calibrated discount rate.

As of and prior to December 31, 2025, in the scenario in which the Merger does not occur, the fair value of the Pre-PIPE Bridge Warrants and Pre-Funded PIPE Warrants were estimated using an option pricing approach embedded within a lattice model. The lattice model simulates the Company’s equity value from each respective valuation date to the expected financing event date, incorporating breakpoints at which various equity classes participate in distributions. In the scenario in which the Merger occurs, the fair value of the Pre-PIPE Bridge Warrants and Pre-Funded PIPE Warrants was estimated using the Black-Scholes option pricing formula. As of the Closing Date, fair value measurements for the Pre-PIPE Bridge Warrants and Pre-Funded PIPE Warrants were estimated using a Monte Carlo simulation, modeling the future stock price of the Company’s common stock to simulate payoff scenarios for the PIPE Warrants that the Pre-PIPE Bridge Warrants and Pre-Funded PIPE Warrants were contractually required to be exchanged for, discounted at the term-matched risk-free rate. The fair value measurements of the Pre-PIPE Bridge Warrants and Pre-Funded PIPE Warrants are calculated as the average present value of all future modeled payoff scenarios.

MERLIN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The following relevant assumptions were used in determining the fair value of the warrant liabilities and convertible promissory notes as of December 31, 2025:

December 31, 2025
Non-Merger scenario - Equity value	$647,000
Non-Merger scenario - Expected financing amount	$150,000
Non-Merger scenario - Expected financing date	6/30/2026
Non-Merger scenario - Expected liquidity event	9/30/2028
Non-Merger scenario - Equity volatility	60.0%-75.0%
Merger scenario - Expected Merger date	3/31/2026
Merger scenario - Stock price	$10.72
Merger scenario - Equity volatility	70.0%
Calibrated discount rate	500.0%
Risk-free rate	3.44%-4.78%

As of and prior to December 31, 2025, fair value measurements for the 2024 LSA Loans (refer to Note 8. Debt) were estimated using a discounted cash flow method and a lattice model. The lattice model was used to estimate the fair value measurement impact of various share- and cash-settled redemption features which only apply to a portion of the outstanding principal amount of 2024 LSA Loans and the discounted cash flow method was used to estimate the fair value measurement impact of the principal amount of 2024 LSA Loans not subject to such redemption features. As of the Closing Date, fair value measurements for the 2024 LSA Loans were estimated based on the contractual redemption amount as of the Closing Date.

The following relevant assumptions were used in determining the fair value of the 2024 LSA Loans as of December 31, 2025:

December 31, 2025
Fair value of Series B Prime redeemable convertible preferred stock	$29.39
Equity volatility	75.0%
Credit rating	CCC-
Discount rate	19.7%

Fair value measurements for the PIPE Warrants were estimated using a Monte Carlo simulation, modeling the future stock price of the Company’s common stock to simulate payoff scenarios for the PIPE Warrants, discounted at the term-matched risk-free rate. The fair value measurements of the PIPE Warrants are calculated as the average present value of all future modeled payoff scenarios.

MERLIN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The following relevant assumptions were used in determining the fair value of the PIPE Warrants as of March 31, 2026:

March 31, 2026
Remaining term (years)	4.96
Fair value of common stock	$7.35
Volatility	65.0%
Risk-free rate	3.88%
Dividend yield	—%

The Company’s fair value measurement activity, using unobservable inputs and associated unrealized gains with respect to warrant liabilities outstanding during the three months ended March 31, 2026 and 2025 was as follows:

Amount
Fair value as of December 31, 2024	$3,586
Change in fair value of warrants	(46)
Fair value as of March 31, 2025	$3,540

Amount
Fair value as of December 31, 2025	$76,766
Change in fair value of warrants prior to the Merger	(22,111)
Exercise of warrants prior to the Merger	(6,859)
Exchange of warrants in the Merger	(3,745)
Issuance of warrants in the Merger	48,195
Change in fair value of warrants after the Merger	(4,443)
Fair value as of March 31, 2026	$87,803

The Company’s fair value measurement activity, using unobservable inputs and associated unrealized losses with respect to convertible promissory notes outstanding during the three months ended March 31, 2026 was as follows:

Amount
Fair value as of December 31, 2025	$29,107
Change in fair value of convertible promissory notes	87,824
Conversion of convertible promissory notes in the Merger	(116,931)
Fair value as of March 31, 2026	$—

The Company’s fair value measurement activity, using unobservable inputs and associated unrealized losses with respect to 2024 LSA Loans outstanding during the three months ended March 31, 2026 was as follows:

Amount
Fair value as of December 31, 2025	$31,382
Contractual repayments of principal	(4,562)
Non-cash change in fair value of 2024 LSA Loans	1,514
Extinguishment of 2024 LSA Loans	(28,334)
Fair value as of March 31, 2026	$—

MERLIN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

6. Property and Equipment, net

Property and equipment, net consisted of the following:

	As of:
	March 31, 2026	December 31, 2025
Aircraft equipment	$7,159	$6,166
Aircraft	7,288	4,728
Computer equipment	579	528
Leasehold improvements	436	425
Office furniture & equipment	349	349
Motor vehicles	85	85
Total property and equipment	15,896	12,281
Less: Accumulated depreciation	5,611	5,173
Total property and equipment, net	$10,285	$7,108

Depreciation expense for the three months ended March 31, 2026 and 2025 amounted to $417 and $381, respectively.

7. Leases

The Company leases office space, aircraft, and airport hangar space under noncancelable operating lease agreements, which require escalating monthly rental payments plus related operating costs and expire on various dates through 2033. These leases contain no provisions for renewal other than a certain New Zealand lease, which contains one renewal option for five years. The Company is not reasonably certain to elect the renewal option and has excluded it in the related right-of-use asset.

On September 4, 2025, the Company entered into a lease agreement that has not commenced for airport hangar and corporate office space in Bedford, MA and thus no right-of-use asset or lease liability has been recorded. When the lease commences the lease arrangement will have estimated total future payments of $34,247 through September 2035. The lease is expected to commence in 2027. Also on September 4, 2025, the Company entered into a side letter agreement with the landlord permitting the Company to install a temporary airplane hangar on land subject to the lease agreement until the subject premises are made available. As of March 31, 2026, the premises and the land for the temporary hangar have not yet been made available to the Company.

In February 2026, the Company entered into a lease agreement to lease office space in Boston, MA. The lease commencement date was March 23, 2026 and the lease term expires on January 31, 2029. The Company retains the right to terminate the lease, effective on the second anniversary of the lease commencement date with no less than nine months prior written notice being provided, for a termination penalty of $150. The early lease termination option is reasonably certain of being exercised and was therefore included in the computation of the operating lease right of use asset and corresponding operating lease liability. The lease is accounted for as an operating lease, and the Company recognized an operating lease right of use asset and lease liability of $1,632 at the lease commencement date.

The components of lease expense for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
Component	2026	2025
Operating lease expense	$254	$225
Short-term lease expense	159	25
Variable lease expense	5	1
Total lease expense	$418	$251

MERLIN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The weighted average remaining lease term and discount rate for operating leases were as follows:

	As of:
	March 31, 2026	December 31, 2025
Weighted average remaining lease term (in years)	2.60	3.17
Weighted average discount rate	12.52%	13.21%

Future minimum operating lease payments as of March 31, 2026 are as follows:

Years ending December 31:	Amount
2026	$989
2027	1,096
2028	460
2029	79
2030	79
Thereafter	171
Total future minimum lease payments	2,874
Less present value discount	455
Present value of lease liabilities	2,419
Less current portion	977
Long-term portion	$1,442

8. Debt

The following table summarizes the Company’s outstanding long-term debt as of December 31, 2025:

As of December 31, 2025
2021 LSA Loan	$—
2022 PGF Loan	672
2024 LSA Loans	31,383
Total long-term debt	32,055
Less current maturities of long-term debt	19,271
Less unamortized deferred financing costs	—
Total long-term debt, net	$12,784

Following the redemption of the 2022 PGF Loan, the redemption of the 2024 LSA Loans, and the conversions of the Pre-PIPE Bridge and Pre-Funded PIPE Notes in connection with the Merger, the Company did not have any outstanding debt as of March 31, 2026.

2021 LSA

During September 2021, the Company entered into a loan and security agreement (“2021 LSA”) with the lender thereto which provided for term loan commitments with a maximum potential borrowing amount of $10,000. The aggregate commitments under the 2021 LSA included (a) a term loan facility in an aggregate principal amount of $3,000 (the “2021 LSA First Tranche”), (b) a delayed draw term loan facility in an aggregate principal amount of $1,000 (the “2021 LSA Second Tranche”), and (c) the lender’s commitment to reserve $6,000 for future funding of loans (the “2021 LSA Reserve”). Pursuant to the terms of the 2021 LSA, term loans under 2021 LSA First Tranche were required to be drawn down within five business days following the execution of the 2021 LSA. As a condition precedent to issue term loans under the 2021 LSA Second Tranche, the Company was required to achieve certain operational milestones and the 2021 LSA Second Tranche expired unused in March 2022. Further, the Company had no enforceable right to issue term loans under the 2021 LSA Reserve as any binding commitment thereto was subject to the Company and lender agreeing to enter into a binding commitment to provide funding following the Company’s next equity financing round. No amounts were drawn under the 2021 LSA Reserve. In connection with the execution of the 2021 LSA, the Company issued the lender thereunder warrants to purchase the Company’s redeemable convertible preferred stock (“2021 LSA Warrants”).

MERLIN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

During September 2021, the Company entered into a term loan in an aggregate principal amount of $3,000 under the 2021 LSA First Tranche (“2021 LSA Loan”). The 2021 LSA Loan bore interest at 11% per annum. Pursuant to the terms of the 2021 LSA, the Company was required to make interest-only payments through June 2022, and subsequently, the aggregate principal amount of the 2021 LSA Loan was amortized and paid down in equal monthly installments, together with interest thereon, over the following by 36 months until the final maturity of the 2021 LSA Loan on July 1, 2025. All outstanding principal, plus interest accrued thereon, was repaid in accordance with the contractual terms of the 2021 LSA in July 2025.

New Zealand Provincial Growth Fund (“PGF”) Loan

In July 2022, MLNL entered into a loan agreement (“2022 PGF Agreement”) with the New Zealand Ministry of Business, Innovation and Employment (“Ministry”), securing a convertible loan commitment in an aggregate principal amount of NZD 1,000 ($660 USD at issuance). Under this agreement, MLNL received NZD 1,000 ($660 USD at issuance) in aggregate principal amount of convertible debt, referred to as the “2022 PGF Loan”. The 2022 PGF Loan bore interest at a fixed rate of 7.47%. Pursuant to the terms of the 2022 PGF Agreement, interest accrued on the 2022 PGF Loan prior to the third anniversary of the issuance thereof was required to be paid in-kind on each anniversary of the issuance date. On each subsequent anniversary date until the maturity date of July 21, 2032, the Company was required to make annual payments comprised of (a) equal amortizing payments of 2022 PGF Loan principal and (b) interest accrued during the anniversary year. All amounts due but not yet paid, including all interest paid in-kind, was set to become due and payable on the maturity date.

The Company did not incur any debt issuance costs in connection with the 2022 PGF Agreement. The Company accounted for the 2022 PGF Loan using the effective interest method. The effective interest rate of the 2022 PGF Loan was 7.5%.

On February 24, 2026, and in anticipation of the Merger, the Company exercised its unilateral right to prepay the aggregate outstanding principal amount of the 2022 PGF Loan and all accrued unpaid interest thereon. The redemption price of $782 equaled the current carrying amount associated with the 2022 PGF Loan.

2024 LSA

On February 22, 2024, the Company entered into a loan and security agreement (“2024 LSA”) with the lender thereto, which provided for delayed draw term loan commitments in an aggregate principal amount of $35,000. The aggregate commitments under the 2024 LSA included (a) a delayed draw term loan facility in an aggregate principal amount of $12,500 (the “2024 LSA First Tranche”), (b) a delayed draw term loan tranche in an aggregate principal amount of $12,500 (the “2024 LSA Second Tranche”), and (c) a delayed draw term loan facility tranche in an aggregate principal amount of $10,000 (the “2024 LSA Third Tranche”). As a condition precedent to issue term loans under the 2024 LSA Third Tranche, the Company achieved certain operational milestones as defined in the 2024 LSA. In connection with the entrance into the 2024 LSA, the Company issued the lender thereto warrants to purchase the Company’s redeemable convertible preferred stock.

MERLIN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

On May 28, 2024, August 30, 2024, and October 23, 2024, the Company entered into term loans under the 2024 LSA First, Second, and Third Tranches, in aggregate principal amounts of $12,500, $12,500, and $10,000, respectively (collectively, the “2024 LSA Loans”). The 2024 LSA Loans accrued interest at a fixed rate per annum, compounded monthly, equal to the Prime Rate as of the issuance date thereof plus 5.0%. In addition to the fixed cash interest, the outstanding principal balance of the 2024 LSA Loans accrued interest paid in-kind at 1.5% per annum, compounded monthly. Inclusive of both cash interest and interest paid in-kind, the total nominal interest rate of the 2024 LSA Loans issued under the 2024 LSA First, Second, and Third Tranches was 15%.

Prior to the 2024 LSA Amendment (as defined below), the Company was required to make interest-only payments at the cash interest rate through February 2025, and subsequently, the aggregate principal amount of the 2024 LSA Loans would be amortized and paid down in equal monthly installments, together with cash interest thereon, over the following 24 months until final maturity on January 31, 2027. On the maturity date, all unpaid principal of 2024 LSA Loans, together with cash interest and all interest paid-in kind, was set to become due and payable.

In connection with the 2024 LSA, the Company recorded a debt discount of $622, related to the payment of lender fees and the issuance of preferred stock warrant liabilities which was amortized to interest expense over the life of the 2024 LSA Loans using the effective interest method. The effective interest rates of the 2024 LSA Loans for the First, Second, and Third Tranches was 14.5%, 14.7%, and 14.9%, respectively.

On July 1, 2025, the Company and the lender thereto entered into an amendment to the 2024 LSA (“2024 LSA Amendment”). Pursuant to the 2024 LSA Amendment, the maturity date of the 2024 LSA Loans was extended to June 1, 2027, with amortizing principal payments beginning on January 1, 2026 and continuing until the final maturity date. No other terms of the 2024 LSA Loans were modified pursuant to the 2024 LSA Amendment. In connection with the 2024 LSA Amendment and to induce the lender into making such amendment, the Company issued warrants to purchase the Company’s redeemable convertible preferred stock with a fair value of $759 (“2024 LSA Amendment Warrants”).

The 2024 LSA Amendment was accounted for as an extinguishment under ASC 470-50, Modifications and Extinguishments. In accordance with ASC 825 and following the 2024 LSA Amendment, the Company elected to account for the 2024 LSA Loans under the fair value option. The Company elected to record the 2024 LSA Loans under the fair value option to simplify the recordkeeping on an ongoing basis. Prior to the repayment of the 2024 LSA Loans as described below, the lender retained the right to convert up to $5,000 of the outstanding loan balance into shares of the Company’s Series B Prime redeemable convertible preferred stock at any time through June 30, 2027 (the “2024 LSA Conversion Feature”).

On the Closing Date and utilizing proceeds generated by the Merger, the Company exercised its unilateral right to prepay the 2024 LSA Loans in full at a contractual redemption price of $28,334 which included the aggregate outstanding principal amount, accrued unpaid interest, and make-whole premiums. The fair value of the 2024 LSA Loans as of the redemption date was $28,334.

Pre-PIPE Bridge

On July 2, 2025, the Company entered into a convertible note purchase agreement (“Pre-PIPE Bridge Agreement”) with the purchasers thereto, pursuant to which the Company could issue up to $23,445 in aggregate principal amount of unsecured convertible promissory notes (“Pre-PIPE Bridge Notes”). Additionally, pursuant to the Pre-PIPE Bridge Agreement, the Company issued common stock warrants (“Pre-PIPE Bridge Warrants”) to the purchasers thereto and, accordingly, the proceeds received in connection with each issuance were allocated between the Pre-PIPE Bridge Notes and Warrants (refer to Note 9. Warrants).

The Company entered into a series of Pre-PIPE Bridge Notes in an aggregate principal amount of $23,445 between July and August 2025. The Company accounted for the Pre-PIPE Bridge Notes under the fair value option and, accordingly, all issuance costs incurred in connection with the entrance into the Pre-PIPE Bridge Agreement and the issuance of Pre-PIPE Bridge Notes thereunder were expensed as incurred. The Company elected to record the Pre-PIPE Bridge Notes under the fair value option based on the short-term maturity of the Pre-PIPE Bridge Notes.

MERLIN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Prior to the Pre-PIPE Bridge Amendment (as defined below), the Pre-PIPE Bridge Notes accrued interest at a fixed rate of 12.0% per annum, compounded annually. All principal and accrued interest thereon was set to become due and payable upon demand by the purchasers thereof on or after July 2, 2026, unless earlier converted or repaid.

On August 13, 2025, and in connection with the Pre-Funded PIPE transaction (as defined below), the Company and the holders of the Pre-PIPE Bridge Notes amended the terms of the Pre-PIPE Bridge Notes to more closely align with those of the Pre-Funded PIPE Notes (“Pre-PIPE Bridge Amendment”). As the Pre-PIPE Bridge Notes were accounted for under the fair value option, all amendment costs were expensed as incurred.

Following the Pre-PIPE Bridge Amendment, the Pre-PIPE Bridge Notes accrued interest at 12.0% per annum, compounded semi-annually, until the principal amount of Pre-PIPE Bridge Notes and all interest accrued thereon was repaid or converted. The Pre-PIPE Bridge Amendment did not change the maturity date of the Pre-PIPE Bridge Notes.

Pursuant to the Pre-PIPE Bridge Amendment and the terms of the Business Combination Agreement, in connection with the Closing of the Merger, the unpaid principal amount of Pre-PIPE Bridge Notes, together with accrued unpaid interest thereon, automatically converted into shares of Series A Preferred Stock. Refer to Note 3. Reverse Recapitalization for further information.

Pre-Funded PIPE

On August 13, 2025, the Company entered into a securities purchase agreement (“Pre-Funded PIPE Agreement”) with the purchasers thereto, pursuant to which the Company agreed to sell, and the purchasers agreed to purchase, unsecured convertible promissory notes and common stock warrants.

Pursuant to the Pre-Funded PIPE Agreement, the Company issued $64,706 in aggregate principal amount of unsecured convertible promissory notes (“Pre-Funded PIPE Notes”) and common stock warrants (“Pre-Funded PIPE Warrants”) for total proceeds of $55,000 which were allocated between the Pre-Funded PIPE Notes and Warrants. The Company accounted for the Pre-Funded PIPE Notes under the fair value option and, accordingly, all issuance costs incurred in connection with the entrance into the Pre-Funded PIPE Agreement and the issuance of Pre-Funded PIPE Notes thereunder were expensed as incurred. The Company elected to record the Pre-Funded PIPE Notes under the fair value option based on the short-term maturity of the Pre-Funded PIPE Notes.

Additionally, the Pre-Funded PIPE Agreement contained a provision that provided a purchaser thereunder, who was an affiliate of Inflection Point, the right (“Purchaser Right”) to require the Company to issue and sell up to $29,412 in aggregate principal amount of additional Pre-Funded PIPE Notes and accompanying Pre-Funded PIPE Warrants (“Purchaser Right Notes”). The Purchaser Right was exercisable at any time prior to December 31, 2025, so long as the BCA was not terminated, and expired unexercised on December 31, 2025. The Purchaser Right was a written call option accounted for initially and subsequently at fair value, with changes in fair value recognized in the condensed consolidated statements of operations. The Purchaser Right had a de minimis fair value as of the execution of the Pre-Funded PIPE Agreement and had a de minimis fair value at its expiration on December 31, 2025.

On November 17, 2025, the Pre-Funded PIPE Agreement was amended to permit the issuance of incremental Pre-Funded PIPE Notes and Warrants under the original terms of the Pre-Funded PIPE Agreement (“Pre-Funded PIPE Amendment”). No terms of the issued and outstanding Pre-Funded PIPE Notes and Warrants were modified in connection with the Pre-Funded PIPE Amendment. On November 18, 2025 and pursuant to the Pre-Funded PIPE Amendment, the Company issued incremental Pre-Funded PIPE Notes to an existing holder of Pre-Funded PIPE securities in an aggregate principal amount of $10,893, together with accompanying Pre-Funded PIPE Warrants, for total proceeds of $9,259 which were allocated between the Pre-Funded PIPE Notes and Warrants. The Company accounted for the incremental Pre-Funded PIPE Notes under the fair value option and, accordingly, all amendment costs were expensed as incurred. The Company elected to record the incremental Pre-Funded PIPE Notes under the fair value option based on the short-term maturity of the Pre-Funded PIPE Notes.

MERLIN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The Pre-Funded PIPE Notes accrued interest at a fixed rate of 12.0% per annum, compounded semi-annually, until the principal amount of Pre-Funded PIPE Notes and all interest accrued thereon was repaid or converted. All principal and accrued interest thereon was set to become due and payable upon demand by the purchasers thereof on or after August 13, 2026, unless earlier converted or repaid.

Pursuant to the Pre-Funded PIPE Agreement and the terms of the Business Combination Agreement, in connection with the Closing of the Merger, the unpaid principal amount of Pre-Funded PIPE Notes, together with accrued unpaid interest thereon, automatically converted into shares of Series A Preferred Stock.

9. Warrants

The warrants issued in connection with the 2019 loan and security agreement (“2019 LSA Warrants”), the 2021 LSA Warrants, and the 2024 LSA Warrants were determined to meet the criteria for liability classification pursuant to ASC 480 as the underlying warrant shares, the Company’s redeemable convertible preferred stock, were redeemable outside the control of the Company and were accordingly classified as mezzanine equity. The 2019 LSA Warrants, 2021 LSA Warrants, and 2024 LSA Warrants were therefore required to be initially and subsequently measured at fair value with changes in fair value presented in the condensed consolidated statements of operations. In August 2025 and in accordance with the terms thereof, the holder of the 2024 LSA Warrants elected to exchange all of the 2024 LSA Warrants for Pre-PIPE Bridge Notes and accompanying Pre-PIPE Bridge Warrants. Therefore, none of the 2024 LSA Warrants were issued and outstanding as of immediately prior to the consummation of the Merger.

The 2024 LSA Amendment Warrants were determined to meet the criteria for liability classification pursuant to ASC 480 as the terms thereof permitted the holder to exchange the 2024 LSA Amendment Warrants for instruments issued in any bridge financing occurring after the issuance date thereof, which included the issuance of convertible debt instruments. The 2024 LSA Amendment Warrants were therefore required to be initially and subsequently measured at fair value with changes in fair value presented in the condensed consolidated statements of operations.

The Pre-PIPE Bridge Warrants and Pre-Funded PIPE Warrants were determined to meet the criteria for liability classification pursuant to ASC 815 because certain settlement adjustments prevented them from meeting the fixed-for-fixed equity classification criteria. The Pre-PIPE Bridge Warrants and Pre-Funded PIPE Warrants were therefore required to be initially and subsequently measured at fair value with changes in fair value presented in the condensed consolidated statements of operations.

Pursuant to the terms of the Business Combination Agreement and immediately prior to the Merger, the 2019 LSA Warrants and 2021 LSA Warrants were automatically exercised on a cashless basis pursuant to their applicable terms for shares of the Company’s Series Seed Prime redeemable convertible preferred stock and Series B Prime redeemable convertible preferred stock, respectively. In accordance with the terms thereof, the 2024 LSA Amendment Warrants were not exercised prior to the Merger and were exchanged for shares of Series A Preferred Stock and PIPE Warrants in connection with the Merger.

Pursuant to the terms of the Business Combination Agreement and the applicable terms thereof, the Pre-PIPE Bridge and Pre-Funded PIPE Warrants were converted into PIPE Warrants to purchase shares of the Company’s common stock in connection with the Merger. Additionally, PIPE Warrants were issued for cash in connection with the Closing PIPE.

The PIPE Warrants were determined to meet the criteria for liability classification pursuant to ASC 815 because certain settlement adjustments prevent them from meeting the fixed-for-fixed equity classification criteria. The PIPE Warrants are therefore required to be initially and subsequently measured at fair value with changes in fair value presented in the condensed consolidated statements of operations.

MERLIN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The following table summarizes the warrants to purchase common stock as of March 31, 2026:

	Shares Underlying Warrants	Class of Underlying Warrant Shares	Exercise Price Per Share	Expiration Date
PIPE Warrants(1)	21,157,300	Common Stock	$12.00	March 31, 2031

(1) If on the twenty-first (21st) trading day following date that is six months after the Closing Date, the 20-day volume-weighted average price of common stock is less than the exercise price then in effect, the exercise price shall be reduced to the greater of (i) such volume-weighted average price and (ii) $5.00. The exercise price of PIPE Warrants is also subject to certain customary adjustments for stock dividends and splits, dilutive issuances of common stock, subsequent rights offerings, pro rata distributions, and fundamental transactions.

During the three months ended March 31, 2026 and 2025, the Company recorded a gain on the change in fair value of warrant liabilities of $26,555 and $46, respectively. Refer to Note 5. Fair Value Measurements for further information.

10. Mezzanine Equity and Stockholders’ Deficit

Reverse Recapitalization

All issued and outstanding shares of Legacy Merlin’s redeemable convertible preferred stock automatically converted, on a one-to-one basis, into shares of Legacy Merlin common stock immediately prior to the consummation of the Merger. Upon the Closing of the Merger, all issued and outstanding shares of Legacy Merlin’s common stock were exchanged for common stock at an exchange ratio of approximately 3.102.

The following table presents the impact of the exchange ratio on Legacy Merlin’s redeemable convertible preferred stock, after the exercise of Legacy Merlin warrants to acquire its redeemable convertible preferred stock (refer to Note 9. Warrants), and the issuance of common stock following conversion of the redeemable convertible preferred stock:

Class of Legacy Merlin Redeemable Convertible Preferred Stock	Number of Shares Issued and Outstanding Before Closing	Exchange Ratio	Common Stock Issued After Conversion
Series Seed redeemable convertible preferred stock	3,293,745	3.102	10,215,578
Series A redeemable convertible preferred stock	7,493,114	3.102	23,239,955
Series A-1 redeemable convertible preferred stock	928,217	3.102	2,878,873
Series B redeemable convertible preferred stock	4,718,309	3.102	14,633,876
Series B-1 redeemable convertible preferred stock	947,631	3.102	2,939,086
Total	17,381,016		53,907,368

Common Stock

As of March 31, 2026, the Company has 800,000,000 shares of $0.0001 par value common stock authorized. The voting, dividend and liquidation rights of the common stockholders are subject to, and qualified by, the rights, powers and preferences of the preferred stockholders and as designated by resolution of the Board of Directors. The holders of the common stock are entitled to one vote for each share of common stock held.

As of March 31, 2026, 715,455,443 shares of common stock are reserved for the conversion of Series A Preferred Stock and exercise of stock options and PIPE Warrants.

MERLIN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Series A Preferred Stock

As of March 31, 2026, the Company has authorized 50,000,000 shares of Series A Preferred Stock, $0.0001 par value, each with a stated value of $12.00 (“Stated Value”). As described below, the sum of (i) the Stated Value, (ii) any dividends paid in-kind, and (iii) any cash dividends not yet paid shall be referred to herein as the “Accrued Value.”

The Company’s Series A Preferred Stock were issued in connection with the Closing PIPE (refer to Note 3. Reverse Recapitalization), the exchange of 2024 LSA Amendment Warrants (refer to Note 9. Warrants), and the conversion of Pre-PIPE Bridge and Pre-Funded PIPE Notes issued and outstanding as of the Closing Date (refer to Note 8. Debt).

In March 2026 after the Merger, certain holders of Series A Preferred Stock converted 3,571 shares of Series A Preferred Stock into 3,579 shares of common stock. As of March 31, 2026, 21,711,880 shares of Series A Preferred Stock remained outstanding.

As described below, the Series A Preferred Stock is redeemable outside the control of the Company and is accordingly classified in mezzanine equity. The Company accretes changes in the redemption amount from the Closing Date to the earliest redemption date, which is five years from the Closing Date, using the effective interest method.

The Series A Preferred Stock has the following rights and preferences:

Voting Rights

On all matters subject to the authorization of the holders of common stock, the holders of Series A Preferred Stock are entitled to vote together with holders of common stock on an as-converted basis. Further, so long as at least 20% of the Series A Preferred Stock issued as of the Closing Date remain outstanding, the holders of Series A Preferred Stock are granted certain customary protective rights.

Dividends

The Series A Preferred Stock accrue cumulative, semi-annually compounding dividends, and are accrued whether or not earned or declared and whether or not there are any earnings, profits, surplus, or other funds or assets available for payment thereof (“Series A Accrued Dividends”). Series A Accrued Dividends accrue on the Accrued Value of each share of Series A Preferred Stock, at the Company’s election, (i) at 10.0% if paid in cash or (ii) at 12.0% if paid in-kind. The Company shall not make any dividends on any common stock unless the holders of Series A Preferred Stock also receive (i) all Series A Accrued Dividends and (ii) participating dividends on an as-converted basis.

Liquidation

In the event of liquidation, dissolution or winding up of the Company or upon the occurrence of a Deemed Liquidation Event (as defined in the Company’s Certificate of Designation), the holders of Series A Preferred Stock shall be entitled to receive, prior to any payments to holders of common stock, the greater of (i) the Accrued Value and (ii) the amount that would have been payable to holders of Series A Preferred Stock as if such shares converted to common stock immediately prior to such event. After such preferential payments are made, the remaining assets of the Company are to be distributed amongst the holders of Series A Preferred Stock and common stock pro rata, on an as-converted basis. The total amount payable to holders of Series A Preferred Stock is hereinafter referred to as the “Liquidation Amount.”

Conversion

Each share of Series A Preferred Stock is convertible at any time, at the option of the holder, into a whole number of shares of Company Stock determined by dividing (i) the Accrued Value by (ii) the then-applicable conversion price. The conversion price is initially $12.00, subject to customary adjustments for stock dividends and splits, dilutive issuances of common stock, subsequent rights offerings, pro rata distributions, and fundamental transactions. Additionally, if on the twenty-first (21st) trading day following date that is six months after the Closing Date, the 20-day volume-weighted average price of common stock is less than the conversion price then in effect, the conversion price shall be reduced to the greater of (i) such volume-weighted average price and (ii) $5.00.

Put Rights

Unless prohibited by applicable laws, the Series A Preferred Stock is redeemable at the option of the holder commencing after the fifth anniversary of the Closing Date at a redemption price equal to the Accrued Value.

Call Rights

Unless prohibited by applicable laws, the Company shall retain the option to redeem the Series A Preferred Stock at any time, as follows:

●	Prior to the first anniversary of the Closing Date, at a redemption price equal to 150% of the Accrued Value;

MERLIN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

●	On or after the first anniversary of the Closing Date, but before the second anniversary, at a redemption price equal to 140% of the Accrued Value;

●	On or after the second anniversary of the Closing Date, but before the third anniversary, at a redemption price equal to 130% of the Accrued Value;

●	On or after the third anniversary of the Closing Date, but before the fourth anniversary, at a redemption price equal to 120% of the Accrued Value;

●	On or after the fourth anniversary of the Closing Date, but before the fifth anniversary, at a redemption price equal to 110% of the Accrued Value;

●	On or after the fifth anniversary of the Closing Date, at a redemption price equal to 100% of the Accrued Value.

11. Net Loss Per Share

The Company uses the two-class method to calculate basic and diluted net loss per share. The Company’s Series A Preferred Stock and PIPE Warrants are considered participating securities because they entitle holders to participate in dividends to common stockholders, on an as-converted and as-exercised basis, respectively. Under the two-class method, earnings of the Company are allocated between common stockholders and participating securities based on the weighted-average number of shares of common stock and participating securities outstanding during the relevant period. The participating securities do not have a contractual obligation to share in the losses of the Company. Therefore, net loss is fully attributable to the Company’s common stockholders for the three months ended March 31, 2026 and 2025.

Basic net loss per share is computed by dividing net loss attributable to the Company’s common stockholders by the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed by dividing net loss attributable to the Company’s common stockholders by the weighted-average number of shares after adjusting for potential dilution related to the conversion of all dilutive securities into common stock.

The numerators and denominators of the basic and diluted net loss computations for the Company’s common stock were calculated as follows:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(90,419)	$(12,733)
Series A Preferred Stock dividends and accretion	(1,417)	—
Net loss attributable to common stockholders	$(91,836)	$(12,733)

Denominator:
Weighted average common shares outstanding, basic and diluted	72,421,272	70,947,705

Net loss per common share, basic and diluted	$(1.27)	$(0.18)

The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025

Series A Preferred Stock	21,818,962	—
Stock options	7,353,451	8,538,342
Common stock warrants	—	23,607
2019 LSA Warrants	—	449,489
2021 LSA Warrants	—	251,805
2024 LSA Warrants	—	696,940
2024 LSA Conversion Feature	—	663,754
PIPE Warrants	21,157,300	—
Total	50,329,713	10,623,937

MERLIN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

12. Stock-Based Compensation

On October 24, 2018, the Board of Directors adopted the Merlin Labs 2018 Equity Incentive Plan (“the Plan”). Under the terms of the Plan, incentive stock options (“ISOs”) may be granted to employees of the Company and nonqualified stock options or restricted stock awards may be granted to directors, consultants, employees and officers of the Company.

Stock Options

The exercise price of ISOs cannot be less than the fair value of the Company’s common stock on the date of grant or less than 110% of the fair value in the case of employees holding 10% or more of the voting stock of the Company. The options vest over a period determined by the Board of Directors, generally four years, and expire not more than 10 years from the date of grant.

As of March 31, 2026, the Company’s authorized common stock includes 10,386,879 shares of common stock reserved for the issuance of options under the Plan, of which 1,677,207 shares are available for future grants.

Stock option activity under the Plan during the three months ended March 31, 2026 was as follows:

	Number of Options	Weighted Average Exercise Price (Per Share)	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	2,094,080	$5.73		$34,460
Retroactive application of recapitalization	4,400,730	(3.88)
Outstanding at December 31, 2025, as adjusted	6,494,810	1.85		34,460
Granted	1,680,541	8.47
Exercised	(406,385)	0.56		3,058
Expired	(389,227)	2.35
Forfeited	(26,288)	4.59
Outstanding at March 31, 2026	7,353,451	3.40	7.1	29,046
Exercisable at March 31, 2026	4,549,732	$1.59	5.8	$26,206

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2026 and 2025 amounted to $11.73 and $3.69, respectively.

During the three months ended March 31, 2026 and 2025, option holders of the Company exercised 406,385 and 38,617 common stock options, respectively, in exchange for cash proceeds of $226 and $10, respectively.

The total intrinsic value of options exercised during the three months ended March 31, 2026 and 2025 amounted to $3,058 and $85, respectively.

During the three months ended March 31, 2026 and 2025, stock-based compensation expense amounted to $1,295 and $513, respectively, which is included in the condensed consolidated statements of operations.

As of March 31, 2026, there is $7,024 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.33 years.

The Company uses the Black-Scholes option-pricing model to value option grants on the date of grant and to determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimations. Prior to the Merger, the Company based its expected volatility on the volatilities of certain publicly-traded peer companies as it was a privately-held company and therefore lacked company-specific historical and implied volatility information. After the Merger, the Company intends to continue to consistently use the same group of publicly traded peer companies to determine volatility in the future until such time that sufficient information regarding the volatility of the Company’s share price becomes available or that the selected companies are no longer suitable for this purpose. The risk-free interest rate used for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

MERLIN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The expected term of options granted is determined based on the average of the vesting term and the contractual lives of all options awarded. The expected dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

In determining the exercise prices for options granted, the Company has considered the fair value of the common stock as of the measurement date. Prior to the Merger, the fair value of the common stock has been determined by management with consideration to a third-party valuation, which contemplates a broad range of factors, including the illiquid nature of the investment in the Company’s common stock, the Company’s historical financial performance and financial position, the Company’s future prospects and opportunity for liquidity events and recent sale and offer prices of common and redeemable convertible preferred stock, if any, in private transactions negotiated at arm’s length.

The following table provides the assumptions used in determining the fair value of the stock-based awards:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.89%	4.01%-4.06%
Expected dividend yield	—%	—%
Expected volatility	42.25%	45.67%-47.475%
Expected life in years	5.50	5.18-5.99
Fair value of Common Stock	$11.73	$3.60-$3.77

Total stock-based compensation expense as presented within the consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$241	$50
Research and development	856	385
General and administrative	189	74
Selling and marketing	8	4
Total	$1,295	$513

During the three months ended March 31, 2026, the Company granted 100,000 shares of common stock to non-employees, which were valued on the grant date based on the opening price of MRLN. As of March 31, 2026, the shares of common stock have not yet been issued to the non-employees.

13. Income Taxes

The Company recorded a provision for income taxes of $48 and $1 for the three months ended March 31, 2026 and 2025, respectively, yielding effective tax rates of (0.05)% and (0.01)%, respectively. The Company is subject to income tax in the U.S. as well as other tax jurisdictions in which it conducts business. The Company’s effective tax rates for the three months ended March 31, 2026 and 2025 differs from the U.S. statutory rate primarily due to the effect of the valuation allowance recorded against the Company’s net operating losses.

As of March 31, 2026 and December 31, 2025, the Company has not recognized any liabilities for uncertain tax positions in its unaudited condensed consolidated financial statements. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.

14. Commitments, Contingencies, and Indemnification

Liabilities for loss contingencies arising from claims, disputes, legal proceedings, fines and penalties, and other sources are recorded when it is probable that a liability has been or will be incurred and the amount of the liability can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Recoveries of such legal costs from insurance policies are recorded as an offset to legal expenses in the period they are received.

In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company’s indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. As of March 31, 2026 and December 31, 2025, no amounts have been accrued related to such indemnification provisions.

MERLIN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

15. Segment and Geographic Information

The Company operates as a single operating and reportable segment. The CODM uses consolidated net loss to evaluate performance, allocate resources, set incentive compensation targets, and plan for future periods. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets.

The following table presents the significant segment expenses, which were regularly provided to the CODM:

	Three Months Ended March 31,
	2026	2025
Revenue	$1,002	$868
Significant segment expenses:
Personnel	(10,818)	(6,998)
Travel and entertainment	(870)	(547)
Consulting and professional services	(15,517)	(3,158)
Aircraft expense	(896)	(340)
Software	(910)	(534)
Facilities	(521)	(472)
Other expenses	(1,650)	(664)
Depreciation	(417)	(381)
Benefit from contract loss provision	3,435	672
Benefit from research and development agreement	150	150
Total significant segment expenses	(28,014)	(12,272)
Other segment expenses:
Interest income	517	301
Interest expense	(9)	(1,614)
Other expense	(128)	(61)
Change in fair value of warrant liabilities	26,555	46
Change in fair value of convertible promissory notes	(87,824)	—
Change in fair value of long-term debt	(2,470)	—
Total other segment expenses	(63,359)	(1,328)
Loss before provision for income taxes	(90,371)	(12,732)
Provision for income taxes	48	1
Net loss	$(90,419)	$(12,733)

Property and equipment, net and operating lease right-of-use assets, net by geographic area were as follows:

	As of:
	March 31, 2026	December 31, 2025
United States	$7,821	$4,541
New Zealand	4,865	3,546
Total	$12,686	$8,087

16. Defined Contribution Plan

The Company sponsors a defined contribution plan covering substantially all of its employees who meet certain eligibility requirements. The Company, at the discretion of the Board of Directors, may make contributions to the plan. During the three months ended March 31, 2026 and 2025, the Company made contributions to the plan in the amounts of $59 and $54, respectively.

17. Subsequent Events

On May 1, 2026, the Company issued 8,000,000 shares of common stock and warrants to purchase 4,000,000 shares of common stock via a PIPE transaction for aggregate gross proceeds of approximately $80,000. The exercise price of the warrants is $6.67 per share and the warrants will expire five years from issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Merlin includes information that Merlin’s management believes is relevant to an assessment and understanding of Merlin’s consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements included in this Quarterly Report and our audited financial statements, unaudited pro forma financial statements and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” filed as Exhibit 99.1, Exhibit 99.2 and Exhibit 99.3, respectively, to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2026 (the “Super 8-K”). This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Merlin’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report and the section titled “Risk Factors” in the final prospectus, dated May 13, 2026 (the “Prospectus”), filed with the Securities and Exchange Commission (the “SEC”), as updated by the factors disclosed in the section titled “Risk Factors” in our Super 8-K and in this Quarterly Report on Form 10-Q.

On August 13, 2025, Inflection Point Acquisition Corp. IV (f/k/a Bleichroeder Acquisition Corp. I), a Cayman Islands exempted company (“Inflection Point”) entered into a Business Combination Agreement, dated as of August 13, 2025 (as amended on March 14, 2026, the “Business Combination Agreement”), by and among Inflection Point, IPDX Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Inflection Point (“Merger Sub”), and Merlin Labs, Inc. (referred to herein prior to the Business Combination as “Legacy Merlin” and subsequent to the Business Combination as “Merlin Labs”). On March 16, 2026 (the “Closing Date”), as contemplated by the Business Combination Agreement, Inflection Point, Merger Sub, and Legacy Merlin consummated the transactions contemplated by the Business Combination Agreement and its related agreements (collectively, the “Business Combination”), pursuant to which, among other things, Merger Sub merged with and into Legacy Merlin (the “Merger”), with Merlin Labs continuing as the surviving corporation and a wholly-owned subsidiary of the Company, as further described below.

Unless the context otherwise requires, all references in this section to “we”, “us”, “our”, “Merlin”, or the “Company” refer to Merlin Labs, Inc. and its subsidiaries prior to the consummation of the Business Combination, and after the consummation of the Business Combination, Merlin, Inc. and its subsidiaries.

Overview

Our vision is to be at the forefront of advancing autonomous flight technology and positioning ourselves as the leading U.S.-based developer of autonomy solutions for fixed-wing aircraft. Our non-human pilot system, Merlin Pilot, integrates cutting-edge hardware and software to deliver a comprehensive autonomous flight solution that spans the entire flight process, from takeoff to touchdown. By operating with reduced crew or autonomously, we believe Merlin Pilot can significantly enhance flight efficiency, enabling more flights per day or optimized routes, thereby reducing operational costs. This translates to potential savings of millions of dollars per aircraft annually, offering substantial financial benefits to large fleet operators.

We believe that Merlin Pilot not only addresses the global pilot shortage but also enhances flight safety, offering a compelling economic model with diverse revenue streams, including hardware integration and recurring, high-margin software support. Our extensive portfolio of proprietary intellectual property combines artificial intelligence with traditional high-assurance flight controls, positioning us to capitalize on the growing trends of autonomous systems and next-generation aviation.

We are currently growing our team of engineers with deep expertise in autonomy and certified software for both military and civilian applications. We are a prime contractor on an Indefinite Delivery, Indefinite Quantity (“IDIQ”) contract with a ceiling value of up to $105 million and we have identified approximately $3.0 billion pipeline of opportunities, supporting robust growth in both military and civilian markets. Our active certification program includes an issued certification basis and a certification-conformed system with approved military airworthiness plans, underscoring our commitment to delivering reliable and safe autonomous flight solutions.

The Merlin Pilot is an advanced automation system designed to enable full autonomous flight from takeoff to touchdown. It utilizes a comprehensive array of sensor technologies to assess the aircraft’s state and its surrounding environment, allowing it to navigate effectively and recommend trajectory adjustments as necessary.

Our go-to-market strategy is designed around mastering traditional aircraft markets and building a solid foundation of revenue and expertise. Our goal is to sell to both the military and civil sectors.

We have been chosen as the sole prime contractor for a $105 million IDIQ contract to integrate autonomous capabilities into the C-130J for the U.S. Air Force, which is the most widely used military transport aircraft globally. This contract covers the initial adaptation of the platform and can be extended to both low-rate and full-rate production for all United States Air Force Special Operations Command (“USSOCOM”) fixed-wing aircraft.

We plan to deploy the first Merlin Pilot on either commercial or military aircraft within the next three years. We incurred net losses of $90,419 thousand and $12,733 thousand for the three months ended March 31, 2026 and 2025, respectively. We expect to continue to generate losses over the next few years as we continue to invest in research and development, expand our facilities and expand the technical capabilities of our engineering function. We expect that our existing cash and cash equivalents will be sufficient to meet our capital expenditure and working capital requirements for a period of at least twelve months from the issuance of this Quarterly Report.

Our Business Model

We intend to deploy a hybrid hardware installation and software integration business model whereby we expect to generate revenue from the sale and installation of Merlin Pilot to flight operators necessary for autonomous flight and from the fees associated with providing software support to such operators. We also expect to generate additional revenue from the sale of ancillary services related to operating a fleet of autonomous aircraft. Below is a summary of each of these revenue streams:

●	Merlin Pilot Sale and Installation Fees: The anticipated revenue stream from the sale and installation of Merlin Pilot includes licensing or technology fees for the installation and implementation of our technology on an aircraft. This type of revenue would be incurred a single time and would be non-recurring and varies based on the aircraft type. Over time, we expect to be able to scale our engineering and technical installation and implementation capabilities to reduce costs and increase our margins on this type of revenue.

●	Software Support Fees: The anticipated revenue stream from software support includes fees generated from providing ongoing technical and operational support to the Merlin Pilot. Under our business model, anticipated software license agreements would typically include a lifetime right of use and would not provide for any support or maintenance to be provided by the Company for the term of the agreement. However, we will offer these services to our customers for additional fees, which we intend to invoice either monthly or annually, depending on the agreement reached with each customer. As such, revenue incurred from support and maintenance will be categorized separately from the revenue originally incurred in selling and implementing the Merlin Pilot on each aircraft.

●	Ancillary Fees: We also intend to offer ancillary services designed to meet the needs of our customers. In doing so, we intend to take advantage of the insights we’re able to generate from the deployment of our technology to generate additional income with minimal incremental cost. The ancillary services we currently intend to offer include software upgrades and support, which are designed to enhance the autopilot experience, enhanced customer assistance and trainings and data insights which can further optimize routes and individual aircraft performance. We will continue to analyze the possibility of offering additional services as we scale, and the pricing of such services will be dependent on their wide scale acceptability, regulatory approvals and the costs associated with offering such services.

While we expect to generate revenues from each of the three revenue streams discussed above, we do not expect to generate revenues from all three simultaneously until we’ve achieved scale in our business. Rather, our growth strategy is structured around a phased implementation approach to ensure efficient deployment and scalability of our business model:

Phase 1 — Adapt: During this phase, our engineers are tailoring the core Merlin Pilot system to specific platforms and mission profiles. This phase involves non-recurring engineering funding for each aircraft type with a scalable engineering process over time.

Phase 2 — Integrate: During this phase, the Merlin Pilot system will be integrated onto customer platforms. We may include the use of integration partners which allows us to scale our programs effectively.

Phase 3 — License: During this phase, we will offer “Autonomy as a Service” to our installed base of aircraft at a pre-negotiated annual rate, which includes software updates and ongoing support for the Merlin software.

Once we’ve achieved scale, we expect to generate concurrent revenue from all three of the revenue streams listed above as we deploy our technology across both military and civilian sectors, including both in the United States and globally.

Key Factors Affecting Our Performance

We believe that our future success and financial performance depend on a number of factors that present significant opportunities for our business, but also pose risks and challenges, including those described in the section of the Prospectus entitled “Risk Factors.”

Our ability to commence and expand commercial operations

We are a development stage company with no commercial operations to date. As such, our business model is dependent on our commencing and expanding commercial operations. We currently anticipate initial customer deliveries within the next year pursuant to the IDIQ production contract to integrate autonomous capabilities into the C-130J for the U.S. Air Force. This, in turn, is dependent upon successfully testing and finalizing the Merlin Pilot for integration on the C-130J aircraft. Our team of engineers, developers and other staff is highly motivated and committed to accomplishing these challenges ahead. Failure to test and finalize the Merlin Pilot in a timely manner could result in us being unable to commercialize our technology on our anticipated timeframe.

We are developing a pipeline of potential customers and partners that we expect will play an integral role in bringing our technology to market. We currently depend on the U.S. government for funding given that they’re our single and largest customer. If the U.S. government were to stop the support of the initial development of our technology for military aircraft, our ability to commence and expand commercial operations, including across the civilian sector, would be significantly impaired. Additionally, global conflicts, such as the Russia-Ukraine conflict and ongoing U.S. and Israeli operations in Iran, have created and may continue to create significant global economic uncertainty. While this uncertainty has resulted in a greater need for our technology in the military sector, it may ultimately impact the deployment of our technology across the civilian sector, particularly if it results in a decrease in global travel and airfare.

Widespread acceptance of autonomous flight

Our growth and future success are dependent on public support for autonomous, non-human flight in the United States and other countries where we intend to market and sell our technology. Over time, we expect autonomous flight solutions to gain widespread acceptance and become an integral part of the aviation and travel industries worldwide. However, today it is an unproven and nascent technology. As a result, consumers’ demand for, and willingness to accept, autonomous flight will significantly impact our financial performance. We believe that our leadership status in autonomous flight positions us to continue to set the standard for advanced autonomous solutions and will help us benefit from increasing consumer confidence in, and demand for, autonomous technology over time.

Our ability to capitalize on government expenditures in military defense

Our future growth is largely dependent on our ability to continue to capitalize on increased government support and corporate investment in military technology, including autonomous aircraft. Military technological advancements are garnering significant bipartisan support from U.S. government initiatives, including as evidenced by our IDIQ award. Government expenditures and private sector investments have fueled our growth in recent years, which has resulted in our continued ability to secure increasingly valuable contracts for products and services.

Over time, we expect political support for military innovation and technology to increase, particularly as the military adopts cutting edge technologies such as autonomous flight. If political support for the prioritization of the development of military technology decreases, including due to policy changes by current or future administrations and changing congressional funding priorities, we may be unable to secure continued government funding, which would adversely affect our business, development timeline, and financial condition.

Our ability to obtain and maintain regulatory approvals at federal, state and local levels

Our capacity for continued growth and ability to achieve and maintain profitability depends in large part on our ability to operate effectively in multiple jurisdictions, including on an international, federal and local level. The federal government, along with each local jurisdiction (such as states, counties and townships) in which we operate, has unique regulatory dynamics. These include laws and regulations that can directly or indirectly affect our ability to operate across various jurisdictions, particularly as it relates to autonomous commercial aircraft, as well as matters related to insurance requirements and community support. We believe that we have an industry-leading licensing team of professionals who are in regular communication with the U.S. Federal Aviation Administration and other regulators, and our success will depend on our licensing team’s ability to continue to obtain and maintain regulatory approvals in the ordinary course of business.

Our ability to expand our product services offerings

We intend to offer customers a diversified suite of services throughout the life of the autonomous aircraft, beginning at the time in which we’ve successfully installed the Merlin Pilot and it starts to be deployed by our customers. Our suite of services is envisioned to include multifaceted offerings, whereby we intend to provide customers with critical services related to the deployment of our technology across the life of the aircraft. We expect that, as we refine our services offering as it is deployed by the U.S. Air Force, the number of services we offer and the percentage of revenue we generate from our service offerings will continue to grow. We anticipate that our service offering will have high penetration rates across our future clients and will provide consistent, recurring revenues throughout the expected life of an aircraft. If we are unable to expand our product services offerings, it would adversely affect our business, development timeline, and financial condition.

Our ability to obtain additional capital

We expect to continue to incur operating losses for the foreseeable future as we continue to expand and develop our technology, and we may need to raise additional capital in future periods. If we are unable to raise additional capital, we may have to significantly delay, scale back or discontinue one or more of our research and development programs. We may be required to cease operations or seek partners for Merlin Pilot at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available. In the absence of additional capital, we may also be required to relinquish, license or otherwise dispose of rights to technologies or products that we would otherwise seek to develop or commercialize on terms that are less favorable than might otherwise be available. If we are unable to secure additional capital, we may be required to take additional measures to reduce costs to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures may significantly alter our future business plans and could cause significant delays in the development of our products and ultimately our financial condition and ability to operate as a going concern in future periods.

Macroeconomic considerations

Macroeconomic conditions, such as high inflation and elevated interest rates, continue to be sources of volatility and uncertainty for global economic activity, and may affect our project costs and operations, as well as demand for the Merlin Pilot. Ongoing geopolitical conflicts in Ukraine, the Middle East, and tensions in United States-China relations may drive further economic instability and inflationary pressures, as well as increase risks for commercial and military aircraft. In the case of the military sector, these geopolitical conflicts have and may continue to impact the need for technological advances to keep the U.S. military at the forefront of the industrial world, which are generally beneficial for our business. However, such conflicts could also significantly impact commercial airline operations, which could negatively impact us in the future.

Components of Our Results of Operations

Revenue

We generate revenue from long-term contracts for the delivery of our Merlin Pilot software and supporting hardware. In order to satisfy these contracts we undertake engineering for research, design, development, manufacturing, integration and sustainment of advanced auto-piloting technology.

Cost of Revenue

Our cost of revenue consists primarily of labor, materials, travel, subcontractor costs and other expenses incurred directly in the execution of specific contracts.

We expect the cost of revenue to increase as revenue grows. As a percentage of revenue, cost of revenue may fluctuate from period to period based on the mix, timing, and execution of our contracts. Over the longer term, we expect cost of revenue to increase at a slower rate than revenue as we continue to scale our operations.

Contract Loss Adjustments

We record a contract loss provision liability when the estimated total costs of any contracts are greater than the net contract revenues and recognize the entire estimated loss in the period the loss becomes known. As part of our periodic reassessment of the estimated cost to deliver on these contracts, if we determine the estimated costs will be lower we may adjust this contract loss provision to reflect the revised estimate.

Research and Development

Research and development expenses consist primarily of personnel-related costs for our development team, including salaries, benefits, bonuses, allocated overhead costs, and stock-based compensation expenses. Research and development expenses also include contractor or professional services fees, and third-party cloud infrastructure expenses incurred in developing our product offerings. In the near term, we expect that our research and development expenses will increase as we continue to invest in our product offerings and development capabilities, although these expenses may fluctuate as a percentage of our revenue from period to period. Research and development expense is reduced for amounts received by the Company in connection with research and development agreements with third-parties, where the Company is paid for research and development activities.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs associated with our finance, legal, human resources and administrative personnel, including salaries, benefits, bonuses, allocated overhead costs, and stock-based compensation. General and administrative expenses also include external legal, accounting and other professional services fees, software services dedicated for use by our general and administrative functions, insurance and other corporate expenses.

Selling and Marketing

Selling and marketing expenses consist primarily of personnel-related costs directly associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions, allocated overhead costs, and stock-based compensation. Sales and marketing expenses also include advertising costs and other expenses associated with our marketing and business development programs. In addition, sales and marketing expenses consist of travel-related expenses, software services dedicated for use by our sales and marketing organizations and outside services contracted for sales and marketing purposes.

Interest Income

Interest income consists of interest income earned on cash and cash equivalents balances held in interest bearing time and money market accounts.

Interest Expense

Interest expense consists of interest on our term borrowings and amortization of debt issuance costs.

Other Expense

Other expense consists of gains and losses on the disposal of assets and gains and losses from foreign currency transactions and remeasurements of foreign currency-denominated monetary assets and liabilities to the U.S. dollar.

Change In Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities consists of gains and losses resulting from a change in fair value of our warrant liabilities.

Change in Fair Value of Convertible Promissory Notes

Change in fair value of convertible promissory notes consists of gains and losses resulting from a change in fair value of our convertible promissory notes, together with interest accrued on those instruments.

Change in Fair Value of Long-Term Debt

Change in fair value of long-term debt consists of gains and losses resulting from a change in fair value of our long-term debt, together with interest accrued on those instruments.

Provision For Income Taxes

Provision for income taxes consist primarily of income taxes related to foreign and state jurisdictions in which we conduct business. We maintain a valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be utilized.

Results of Operations

The following tables set forth our results of operations for the fiscal periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
($ in thousands)	2026	2025
Revenue	$1,002	$868
Cost of revenue	1,640	714
Contract loss adjustments	(2,451)	—
Gross profit	1,813	154

Operating expenses:
Research and development	14,090	6,679
General and administrative	14,092	4,520
Selling and marketing	643	359
Total operating expenses	28,825	11,558
Loss from operations	(27,012)	(11,404)

Other (expense) income:
Interest income	517	301
Interest expense	(9)	(1,614)
Other expense	(128)	(61)
Change in fair value of warrant liabilities	26,555	46
Change in fair value of convertible promissory notes	(87,824)	—
Change in fair value of long-term debt	(2,470)	—
Total other expense	(63,359)	(1,328)
Loss before provision for income taxes	(90,371)	(12,732)
Provision for income taxes	48	1
Net loss	$(90,419)	$(12,733)

Comparison of the Three months ended March 31, 2026 and 2025

Revenue

	Three Months Ended March 31,
($ in thousands)	2026	2025	Change	% Change
U.S. government agencies	$950	$837	$113	13.5%
Commercial and non-U.S. government customers	52	31	21	67.7%
Total	$1,002	$868	$134	15.4%

Revenue for the three months ended March 31, 2026, increased by $134 thousand, or 15.4%, to $1,002 thousand compared to $868 thousand for the three months ended March 31, 2025. This increase was primarily due to additional work completed under our USSOCOM Contract for the three months ended March 31, 2026, relative to the amount of work completed under our USSOCOM contract for the three months ended March 31, 2025. We expect the USSOCOM Contract to be a key driver of revenue growth in future periods.

Cost of Revenue

	Three Months Ended March 31,
($ in thousands)	2026	2025	Change	% Change
Cost of revenue	$1,640	$714	$926	129.7%

Cost of revenue for the three months ended March 31, 2026, increased by $926 thousand, or 129.7%, to $1,640 thousand compared to $714 thousand for the three months ended March 31, 2025. This increase was primarily the result of subcontractor costs incurred, and other direct charges to cost of revenue associated with our USSOCOM Contract under which we completed more work for the three months ended March 31, 2026 relative to the three months ended March 31, 2025.

Contract Loss Adjustments

	Three Months Ended March 31,
($ in thousands)	2026	2025	Change	% Change
Contract loss adjustments	$(2,451)	$—	$(2,451)	—%

Contract loss adjustments for the three months ended March 31, 2026, increased to $2,451 thousand compared to the three months ended March 31, 2025, due to our revision of the estimate of total internal and subcontractor costs to be incurred in the delivery of the USSOCOM Contract which resulted in the recognition of a favorable adjustment to the contract loss provision of $2,451 thousand for the three months ended March 31, 2026.

Operating Expenses

Research and Development

	Three Months Ended March 31,
($ in thousands)	2026	2025	Change	% Change
Research and development	$14,090	$6,679	$7,411	111.0%

Research and development expenses for the three months ended March 31, 2026, increased by $7,411 thousand, or 111.0% to $14,090 thousand compared to $6,679 thousand in the three months ended March 31, 2025, due to increasing personnel related expenses from hiring of new and highly-skilled engineering talent, outsourcing to an increased number of subject matter experts identified specifically to solve unique engineering challenges, and increased equipment and material costs. We expect our personnel related research and development expenses to increase as we continue to expand our operations.

General and Administrative

	Three Months Ended March 31,
($ in thousands)	2026	2025	Change	% Change
General and administrative	$14,092	$4,520	$9,572	211.8%

General and administrative expenses for the three months ended March 31, 2026, increased by $9,572 thousand, or 211.8% to $14,092 thousand compared to $4,520 thousand in the three months ended March 31, 2025. This was primarily due to an increase in legal, accounting, and other consulting expenses as a result of the Merger and operating as a public company. We expect our general and administrative expenses to increase as we hire additional personnel as we grow our business and operate as a public company.

Selling and Marketing

	Three Months Ended March 31,
($ in thousands)	2026	2025	Change	% Change
Selling and marketing	$643	$359	$284	79.1%

Selling and marketing expenses for the three months ended March 31, 2026, increased by $284 thousand, or 79.1%, to $643 thousand compared to $359 thousand in the three months ended March 31, 2025. This was primarily due to increased advertising costs and increased personnel expenses.

Interest Income

	Three Months Ended March 31,
($ in thousands)	2026	2025	Change	% Change
Interest income	$517	$301	$216	71.8%

Interest income for the three months ended March 31, 2026, increased by $216 thousand, or 71.8%, to $517 thousand compared to $301 thousand in the three months ended March 31, 2025, primarily due to higher average cash and cash equivalent balances held in money market mutual funds during 2026 due to the receipt of proceeds from the Merger. Although interest rates may have fluctuated between periods, the increase in interest income was primarily driven by higher average cash balances in 2026 relative to 2025.

Interest Expense

	Three Months Ended March 31,
($ in thousands)	2026	2025	Change	% Change
Interest expense	$(9)	$(1,614)	$1,605	(99.4)%

Interest expense for the three months ended March 31, 2026, decreased by $1,605 thousand, or 99.4%, to $9 thousand compared to $1,614 thousand in the three months ended March 31, 2025, related to the Company’s election to recognize our term loans (2024 LSA) and related interest costs under the fair value option starting in July 2025. As a result, $956 thousand of cash interest expense related to the 2024 LSA was recognized as a change in fair value of long-term debt rather than in interest expense.

Other Expense

	Three Months Ended March 31,
($ in thousands)	2026	2025	Change	% Change
Other expense	$(128)	$(61)	$(67)	109.8%

Other expense for the three months ended March 31, 2026, increased by $67 thousand, or 109.8%, to $128 thousand compared to $61 thousand in the three months ended March 31, 2025, primarily driven by an increase in foreign currency losses of $64 thousand.

Change In Fair Value Of Warrant Liabilities

	Three Months Ended March 31,
($ in thousands)	2026	2025	Change	% Change
Change in fair value of warrant liabilities	$26,555	$46	$26,509	N/M

Change in fair value of warrant liabilities for the three months ended March 31, 2026, resulted in an increased gain of $26,509 thousand to $26,555 thousand compared to $46 thousand in the three months ended March 31, 2025, primarily due to the issuance of liability classified warrants related to the Pre-PIPE Bridge, the Pre-Funded PIPE, the PIPE and the completion of the Merger on March 16, 2026.

N/M -  Not Meaningful

Change in Fair Value of Convertible Promissory Notes

	Three Months Ended March 31,
($ in thousands)	2026	2025	Change	% Change
Change in fair value of convertible promissory notes	$(87,824)	$—	$(87,824)	—%

Change in fair value of convertible promissory notes for the three months ended March 31, 2026, increased to $87,824 thousand compared to the three months ended March 31, 2025, due to the issuance of convertible promissory notes related to the Pre-PIPE Bridge and the Pre-Funded PIPE and the completion of the Merger on March 16, 2026.

Change in Fair Value of Long-term Debt

	Three Months Ended March 31,
($ in thousands)	2026	2025	Change	% Change
Change in fair value of long-term debt	$(2,470)	$—	$(2,470)	—%

Loss on change in fair value of long-term debt for the three months ended March 31, 2026, increased to $2,470 thousand compared to the three months ended March 31, 2025, due to the election of the fair value option for our amended term loans (2024 LSA).

Provision For Income Taxes

	Three Months Ended March 31,
($ in thousands)	2026	2025	Change	% Change
Provision for income taxes	$48	$1	$47	N/M

Provision for income tax expense for the three months ended March 31, 2026, increased by $47 thousand to $48 thousand compared to $1 thousand in the three months ended March 31, 2025. This increase in provision for income taxes is primarily driven by an increase in foreign tax expenses for the Merlin Labs NZ Limited entity.

Non-GAAP Financial Measures

In addition to our results determined in accordance with U.S. GAAP, we believe that EBITDA and Adjusted EBITDA, non-GAAP financial measures, provide investors with additional useful information in evaluating our performance. We define EBITDA as net loss before interest expense or income, income tax expense or benefit, and depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted for stock-based compensation, equity-based compensation to non-employees, changes in fair value of warrant liabilities, changes in fair value of financial instruments accounted for at fair value, transaction and merger-related costs, and other non-cash items. Changes in fair value of warrant liabilities reflect periodic mark-to-market adjustments that will recur each reporting period as long as warrants remain outstanding and are excluded because they are non-cash and not reflective of our core operating performance. Changes in fair value of convertible promissory notes and long-term debt relate to instruments settled in connection with the Merger are excluded because they are not expected to recur in future periods.

We believe that each of these non-GAAP financial measures provide additional metrics to evaluate our operations and, when considered with both our U.S. GAAP results and the reconciliation to the closest comparable U.S. GAAP measures, provide a more complete understanding of our business than could be obtained absent this disclosure. We use the non-GAAP financial measures, together with U.S. GAAP financial measures, such as net revenue, gross profit margins and cash flow from operations, to assess our historical and prospective operating performance, to provide meaningful comparisons of operating performance across periods, to enhance our understanding of our operating performance, and to compare our performance to that of our peers and competitors.

The non-GAAP financial measures are presented here because we believe they are useful to investors in assessing the operating performance of our business without the effect of non-cash items, and other items as detailed below. The non-GAAP financial measures should not be considered in isolation or as alternatives to net income (loss), income (loss) from operations or any other measure of financial performance calculated and prescribed in accordance with U.S. GAAP. Our non-GAAP financial measures may not be comparable to similarly titled measures in other organizations because other organizations may not calculate non-GAAP financial measures in the same manner as we do.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure presented in accordance with U.S. GAAP.

	Three Months Ended March 31,
($ in thousands)	2026	2025

Net loss	$(90,419)	$(12,733)
Depreciation	417	381
Amortization of right-of-use assets	209	183
Interest income	(517)	(301)
Interest expense	9	1,614
Provision for income taxes	48	1
EBITDA	(90,253)	(10,855)
Stock-based compensation	1,295	513
Equity-based payments to non-employees	643	—
Change in fair value of warrant liabilities	(26,555)	(46)
Change in fair value of convertible promissory notes	87,824	—
Change in fair value of long-term debt	2,470	—
Transaction costs	1,236	—
Adjusted EBITDA	$(23,340)	$(10,388)

Liquidity and Capital Resources

We have incurred operating losses and negative cash flows, primarily from the production of our proprietary Merlin Pilot technology. Certain contracts have become loss-making due to variable consideration constraints and contract costs exceeding the contract price. Concurrently, our expenses have risen due to business growth, increased headcount, expanded corporate functions, higher proposal activity, and increased fees for professional services.

Our ability to fund our operations and meet our obligations depends on achieving anticipated revenue and cash flow levels, managing costs, and successfully managing working capital. Our ability to generate cash is also subject to economic, financial, competitive, legislative, regulatory, and other factors beyond our control. We cannot guarantee that our business will generate sufficient cash flow to meet our liquidity needs.

To meet these capital requirements, we expect to rely on access to debt and equity markets. However, our ability to obtain additional funding is subject to market conditions, our operating performance, and market perception of our growth. Our capital needs may also vary materially from current plans if, for example, revenues do not meet expectations, or we incur unforeseen expenditures.

On May 1, 2026, the Company issued 8,000,000 shares of common stock and warrants to purchase 4,000,000 shares of common stock in a private placement for aggregate gross proceeds of approximately $80.0 million.

We expect our cash and cash equivalents, together with cash we expect to generate from future operations, will be sufficient to fund our operating expenses and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. However, because we are in the growth stage of our business and operate in an emerging field of technology, we expect to continue to invest in research and development and expand our sales and marketing team.

We may require additional capital to respond to the expected growth in the demand for our offering, technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may need to seek additional equity or debt financing, or enter into credit facilities, which could involve shareholder dilution or restrictive operational covenants. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, global events such as international political turmoil, supply chain disruptions, prolonged inflation and rising interest rates have resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2026	2025	Change	% Change
Net cash (used in) provided by:
Operating activities	$(23,644)	$(13,081)	$(10,563)	81%
Investing activities	(2,159)	(79)	(2,080)	2633%
Financing activities	91,806	(1,547)	93,353	(6,034)%
Net (decrease) increase in cash and cash equivalents	$66,003	$(14,707)	$80,710	(549)%

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026, was $23,644 thousand, an increase of $10,563 thousand from net cash used in operating activities of $13,081 thousand for the three months ended March 31, 2025. The change in cash used in operations was primarily due to an increase in net loss of $77,686 thousand, a change in non-cash interest expense of $360 thousand, a decrease in change in fair value of warrant liabilities of $26,509 thousand, a change in accounts receivable of $942 thousand, a change in prepaid expenses and other current assets of $1,738 thousand, and an increase in contract loss provision amortization of $2,763 thousand. These changes are offset by an increase in change in fair value of convertible promissory notes of $87,824 thousand, and changes in accounts payable and accrued expenses of $4,035 thousand and $3,253 thousand, respectively.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026, was $2,159 thousand, an increase of $2,080 thousand from net cash used in investing activities of $79 thousand for the three months ended March 31, 2025. The change in cash used in investing activities was primarily due to an increase in acquired property and equipment of $2,065 thousand.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026, was $91,806 thousand, an increase of $93,353 thousand from net cash used in financing activities of $1,547 thousand for the three months ended March 31, 2025. The change in cash flows provided by financing activities was primarily due to an increase in proceeds from issuance of warrants of $48,195 thousand, proceeds from issuance of Series A Preferred stock in connection with the PIPE of $71,805 thousand, and proceeds from issuance of common stock in connection with the Merger of $26,290 thousand. These changes are offset by an increase in repayments of long-term debt of $32,082 thousand, payment of transaction costs related to the issuance of Series A Preferred Stock in connection with the PIPE of $10,482 thousand, payment of transaction costs related to issuance of common stock in connection with the Merger of $8,528 thousand, and payment of costs directly attributable to the Merger of $2,061 thousand.

Material Cash Requirements for Known Contractual and Other Obligations

As of March 31, 2026, we have no debt obligations, as we paid off the principal amount outstanding of our PGF Loan, our Term Loan (LSA 2021), and our Term Loan (LSA 2024). As of March 31, 2026, restricted cash of $2,569 thousand consists of deposits held at financial institutions that are used to collateralize irrevocable letters of credit required under the Company’s lease agreements.

As of December 31, 2025, our debt obligations are comprised of our PGF Loan with a principal amount of $660 thousand due in 2032, $500 thousand principal amount outstanding under our Term Loan (LSA 2021) that matured in July 2025, and $35,000 thousand principal amount outstanding under our Term Loan (LSA 2024) that was set to mature in January 2027. During the three months ended March 31, 2025, we repaid $250 thousand and $1,307 thousand in principal amount of our Term Loan (LSA 2021) and Term Loan (LSA 2024), respectively.

As of March 31, 2026, and December 31, 2025, our non-cancelable operating lease commitments are $2,419 thousand and $988 thousand, respectively, of which $977 thousand and $657 thousand, respectively, are due in less than one year. Our operating leases relate to our office space, aircraft, motor vehicles, and airport hangar space.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources. We evaluate these estimates on an annual basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material.

There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2026, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 8-K dated and filed with the SEC on March 20, 2026.

Emerging Growth Status Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time as we are no longer considered to be an emerging growth company. At times, we may elect to early adopt a new or revised standard.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies of the notes to our consolidated financial statements in the sections titled “Recently Adopted Accounting Pronouncements” and “Recently Issued Accounting Pronouncements Not Yet Adopted” included elsewhere in this Quarterly Report - for a discussion about new accounting pronouncements adopted and not yet adopted as of the date of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

Limitations on effectiveness of controls and procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2026 due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In the course of preparing our consolidated financial statements as of and for the years ended December 31, 2025 and 2024, and the condensed consolidated financial statements for the three months ended March 31, 2026, our management determined that we have material weaknesses and significant deficiencies in our internal controls over financial reporting. These material weaknesses primarily relate to (i) non-routine and complex transactions, (ii) segregation of duties, and (iii) information technology general controls (ITGCs) over logical access to key systems tested supporting financial reporting.

Specifically, we identified the following material weaknesses:

Management did not maintain effective controls over the accounting for non-routine and complex transactions including  valuation of complex financial instruments, warrant liabilities, and equity transactions associated with de-SPAC capital structure, as a result of which management determined that controls were not operating with sufficient precision and frequency to prevent or detect potential material misstatements in the accounting for such instruments on a timely basis; and,

Management did not maintain effective controls relating to segregation of duties and the design of review controls operating at a sufficient level of precision, including controls over period-end financial close and non-routine or complex transactions; and,

Management did not maintain effective information technology general controls (ITGCs) over logical access to key systems tested supporting financial reporting. During the period, deficiencies in the design and operation of access controls indicate that management did not have effective controls in place to appropriately restrict privileged access, formally provision and deprovision user access, and periodically review user access rights.

These control deficiencies, individually and in the aggregate, could result in a misstatement of one or more account balances or disclosures that could lead to a material misstatement of our annual or interim consolidated financial statements, and accordingly, management has determined that these control deficiencies constitute material weaknesses.

Remediation Plan and Status

Management is actively engaged in remediating the material weaknesses described above. The following actions have been taken or are in progress as of the date of this filing:

●	Personnel and training: We have hired and continue to hire personnel with public company accounting experience and are providing targeted training on internal control requirements, complex transaction accounting, and financial reporting obligations.

●	Control design and implementation: We are implementing additional controls and processes designed to operate at a sufficient level of precision and frequency, and that appropriately evidence the performance of the control, particularly with respect to the accounting and reporting of revenue and non-routine, unusual, or complex transactions.

●	Segregation of duties: We have begun to implement processes and controls to better identify and manage segregation of duties risks within our accounting and financial reporting functions.

●	Systems and automation: We are evaluating system enhancements to reduce our reliance on manual processes in key areas of our financial close and reporting process.

●	External advisor engagement: We have engaged an external advisor to assist with evaluating and documenting the design and operating effectiveness of our internal controls and to assist with remediation of identified deficiencies.

The process of designing and maintaining effective internal control over financial reporting is a continuous effort that requires management to anticipate and react to changes in our business, economic and regulatory environments and to expend significant resources. As we continue to evaluate our internal control over financial reporting, we may take additional actions to remediate the material weaknesses or modify the remediation actions described above.

While we continue to devote significant time and attention to these remediation efforts, the material weaknesses will not be considered remediated until management completes the design and implementation of the actions described above and the controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are effective.

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts described above under “Material Weaknesses in Internal Control over Financial Reporting” and “Remediation Plan and Status”, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of business. We are not currently a party to any legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows See Part I, Item I “Financial Statements (Unaudited) – Note 14, Commitments and Contingencies, in this Quarterly Report, which are incorporated herein by reference.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Quarterly Report and in other documents that we file with the SEC, you should carefully consider the factors described in the section titled “Risk Factors” in our Prospectus. Other than as disclosed below, there have been no material changes to the risk factors described in the Prospectus. If any of the risk factors described in the Prospectus actually materializes, our business, financial condition and results of operations could be materially adversely affected. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We have identified material weaknesses in our internal control over financial reporting. If not remediated, or if we experience additional material weaknesses in the future or otherwise fail to maintain effective internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our Common Stock.

In the course of preparing our consolidated financial statements as of and for the years ended December 31, 2025 and 2024, and the condensed consolidated financial statements for the three months ended March 31, 2026, our management determined that we have material weaknesses and significant deficiencies in our internal controls over financial reporting. These material weaknesses primarily relate to (i) non-routine and complex transactions, (ii) segregation of duties, and (iii) information technology general controls (ITGCs) over logical access to key systems tested supporting financial reporting.

These deficiencies, individually and in the aggregate, could result in a misstatement of one or more account balances or disclosures potentially leading to a material misstatement to the annual or interim consolidated financial statements which may not be prevented or timely detected and, accordingly, management determined that these control deficiencies constitute material weaknesses.

In order to remediate these material weaknesses, we have taken and plan to take the following actions:

●	Personnel and training: We have hired and continue to hire personnel with public company accounting experience and are providing targeted training on internal control requirements, complex transaction accounting, and financial reporting obligations.

●	Control design and implementation: We are implementing additional controls and processes designed to operate at a sufficient level of precision and frequency, and that appropriately evidence the performance of the control, particularly with respect to the accounting and reporting of revenue and non-routine, unusual, or complex transactions.

●	Segregation of duties: We have begun to implement processes and controls to better identify and manage segregation of duties risks within our accounting and financial reporting functions.

●	Systems and automation: We are evaluating system enhancements to reduce our reliance on manual processes in key areas of our financial close and reporting process.

●	External advisor engagement: We have engaged an external advisor to assist with evaluating and documenting the design and operating effectiveness of our internal controls and to assist with remediation of identified deficiencies.

We will not be able to fully remediate these material weaknesses until these steps have been completed, have been operating effectively for a sufficient period of time and management has concluded, through testing, that these controls are effective. We were not required to, and did not, perform an evaluation of our internal control over financial reporting as of December 31, 2025 or any period in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we first report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act.

If not remediated, these material weaknesses could result in material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective when required, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources. Our remediation efforts may be complicated by our recent transition to operating as a public company and by the accounting, valuation and disclosure requirements associated with our capital structure, including our Series A Preferred Stock, Series A Warrants and other non-routine transactions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Other than as disclosed in the Company’s Current Report on Form 8-K filed on March 20, 2026, the Company has not sold equity securities in a transaction that is not registered under the Securities Act during the quarter ended March 31, 2026.

Use of Proceeds

On November 4, 2024, Inflection Point Acquisition Corp. IV consummated an initial public offering (the “IPO”) of 25,000,000 units, each consisting of one Class A ordinary share, $0.0001 par value, and one right to receive one-tenth of one Class A ordinary share upon the consummation of an initial business combination (the “Units”). The Units sold in the IPO were sold at an offering price of $10.00 per Unit, generating gross proceeds of $250,000,000. Cohen Capital Markets acted as underwriter of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-280777). The SEC declared the registration statement effective on October 31, 2024. The funds from the IPO were used as consideration for the Merger.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

c) Insider trading arrangements and policies.

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of August 13, 2025, by and among Bleichroeder Acquisition Corp. I, IPDX Merger Sub, Inc., and Merlin Labs, Inc (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to the Registration Statement on Form S-4 (File No. 333-292719) filed February 12, 2026).
2.2	Amendment No. 1 to Business Combination Agreement, dated as of March 14, 2026, by and between Bleichroeder Acquisition Corp. I (now known as Merlin, Inc.) and Merlin Labs, Inc. (incorporated by reference to Exhibit 2.2 filed with the Company’s Current Report on Form 8-K (File No. 001-42392) filed March 20, 2026).
2.3	Plan of Domestication (incorporated by reference to Exhibit 2.2 to Amendment No. 3 to the Registration Statement on Form S-4 (File No. 333-292719) filed February 12, 2026).
2.4	Certificate of Merger of Merlin Labs, Inc. with and into IPDX Merger Sub, Inc. (incorporated by reference to Exhibit 2.4 filed with the Company’s Current Report on Form 8-K (File No. 001-42392) filed March 20, 2026).
3.1	Certificate of Corporate Domestication (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K (File No. 001-42392) filed March 20, 2026).
3.2	Certificate of Incorporation of Merlin, Inc. (incorporated by reference to Exhibit 3.2 filed with the Company’s Current Report on Form 8-K (File No. 001-42392) filed March 20, 2026).
3.3	Bylaws of Merlin, Inc. (incorporated by reference to Exhibit 3.3 filed with the Company’s Current Report on Form 8-K (File No. 001-42392) filed March 20, 2026).
3.4	Certificate of Designation of Preferences, Rights and Limitations of 12.0% Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 filed with the Company’s Current Report on Form 8-K (File No. 001-42392) filed March 20, 2026).
4.1	Specimen Common Stock Certificate of Merlin, Inc. (incorporated by reference to Exhibit 4.5 to Amendment No. 3 to the Registration Statement on Form S-4 (File No. 333-292719) filed February 12, 2026).
4.2	Specimen Series A Preferred Stock of Merlin, Inc. (incorporated by reference to Exhibit 4.2 filed with the Company’s Current Report on Form 8-K (File No. 001-42392) filed March 20, 2026).
4.3	Specimen Common Stock Purchase Warrant of Merlin, Inc. (incorporated by reference to Exhibit 4.6 to Amendment No. 3 to the Registration Statement on Form S-4 (File No. 333-292719) filed February 12, 2026).
10.1	Form of Indemnification Agreements, dated March 16, 2026 between Merlin, Inc. and each of its officers and directors (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K (File No. 001-42392) filed March 20, 2026).
10.2	Sponsor Lock-Up Agreement, dated March 16, 2026, by and among Merlin, Inc., Bleichroeder Sponsor 1 LLC, a Cayman Islands limited liability company, and any additional party thereto (incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K (File No. 001-42392) filed March 20, 2026).
10.3	Lock-Up Agreement, dated March 16, 2026, by and among Merlin, Inc. and the Merlin Lock-Up Holders listed on Schedule I thereto (incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K (File No. 001-42392) filed March 20, 2026).
10.4	Amended and Restated Registration Rights Agreement, dated March 16, 2026, by and among Merlin, Inc. and each of the shareholders of Merlin, Inc. identified on the signature pages thereto (incorporated by reference to Exhibit 10.4 filed with the Company’s Current Report on Form 8-K (File No. 001-42392) filed March 20, 2026).
10.5	Merlin, Inc. 2026 Incentive Award Plan (incorporated by reference to Exhibit 10.5 filed with the Company’s Current Report on Form 8-K (File No. 001-42392) filed March 20, 2026).
10.6	Form of Stock Option Grant Notice and Stock Option Agreement under the Merlin, Inc. 2026 Incentive Award Plan (incorporated by reference to Exhibit 10.6 filed with the Company’s Current Report on Form 8-K (File No. 001-42392) filed March 20, 2026).

10.7	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Merlin, Inc. 2026 Incentive Award Plan (incorporated by reference to Exhibit 10.7 filed with the Company’s Current Report on Form 8-K (File No. 001-42392) filed March 20, 2026).
10.8	Merlin, Inc. 2026 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 filed with the Company’s Current Report on Form 8-K (File No. 001-42392) filed March 20, 2026).
10.9	Merlin, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 filed with the Company’s Current Report on Form 8-K (File No. 001-42392) filed March 20, 2026).
10.10	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 filed with the Company’s Current Report on Form 8-K (File No. 001-42392) filed March 20, 2026).
10.11	Merlin, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.11 filed with the Company’s Current Report on Form 8-K (File No. 001-42392) filed March 20, 2026).
10.12	Merlin, Inc. Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.12 filed with the Company’s Current Report on Form 8-K (File No. 001-42392) filed March 20, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2026	By:	/s/ Matthew George
Matthew George
Chief Executive Officer
(Principal Executive Officer)
Date: May 15, 2026	By:	/s/ Ryan Carrithers
Ryan Carrithers
Chief Financial Officer
(Principal Financial & Accounting Officer)