Form 10-Q
period 2026-06-30
Merlin, Inc.
filed 2026-08-14
CIK 2028707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 11, 2026, there were 101,067,784 shares of common stock, par value $0.0001 per share, outstanding.

MERLIN, INC.
Form 10-Q
For the Quarter ended June 30, 2026
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
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are neither promises nor guarantees, and are subject to a number of important factors that could cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements, including without limitation: our ability to realize the expected benefits of that certain business combination (the “Business Combination”) pursuant to that certain Business Combination Agreement, dated as of August 13, 2025 (as amended on March 14, 2026, the “Business Combination Agreement”), by and among Inflection Point Acquisition Corp. IV (“Inflection Point”), IPDX Merger Sub, Inc., a Delaware corporation and direct, wholly-owned subsidiary of Inflection Point, and Merlin Labs, Inc., a Delaware corporation; our ability to maintain the listing of our Common Stock on Nasdaq; our public securities’ potential liquidity and trading; our ability to raise financing in the future and to comply with restrictive covenants related to long-term indebtedness; our ability to retain or recruit, or to effect changes required in, our officers, key employees or directors; our reliance upon the efforts of our Board and key personnel to be successful; our limited operating history; expectations regarding the time during which the Company will be an “emerging growth company”; failure to manage our growth effectively; competition from existing or new companies; changes in the market for the Company’s products and services and our ability to effectively compete in the aviation technology industry; unsatisfactory safety performance of our non-human pilot system, Merlin Pilot, or security incidents at our facilities; failure of the market to achieve the growth potential we expect; our customer concentration; our reliance on a limited number of suppliers for certain materials and supplied components; our reliance on proprietary technical data, interface specifications, and software owned or controlled by aircraft manufacturers and other third parties; failure of our products to operate in the expected manner or defects in our products; our history of losses and failure to achieve profitability in the future; counterparty risks on contracts entered into with our customers and failure of our prime contractors to maintain their relationships with their counterparties and fulfill their contractual obligations; failure to comply with laws and regulations relating to various aspects of our business and any changes in the funding levels of various governmental entities with which we do business; failure to protect the confidentiality of our trade secrets and know how; failure to comply with the terms of third-party open source software our systems utilize; our ability to maintain an effective system of internal control over financial reporting, and remediate existing material weaknesses; the U.S. government’s budget deficit and the national debt, as well as any inability of the U.S. government to complete its budget process for any government fiscal year, and our dependence on U.S. government contracts; failure to comply with U.S. export and import control laws and regulations and U.S. economic sanctions and trade control laws and regulations; uncertain global macro-economic and geopolitical conditions and rising inflation; delays or disruptions from changes in the certification process, potential government shutdowns, budget reductions, and shifting regulatory priorities; and the other factors detailed under the section entitled “Risk Factors” of our final prospectus, dated May 13, 2026, filed with the Securities and Exchange Commission (the “SEC”) on May 13, 2026 and in this Quarterly Report as well as the other information appearing in this report and other filings we make with the SEC, which we advise you to review.

Any forward-looking statements made herein speak only as of the date of this Quarterly Report, and you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or achievements reflected in the forward-looking statements will be achieved or will occur. Except as required by applicable law, we undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report or to conform these statements to actual results or revised expectations. Additionally, certain information we may disclose (either herein or elsewhere) is informed by the expectations of various stakeholders or third-party frameworks
ii

and, as such, may not necessarily be material for purposes of our filings under U.S. federal securities laws, even if we use “material” or similar language in discussing such matters.
GENERAL
Unless the context otherwise requires, all references in this Quarterly Report to “we,” “us,” “our,” “Merlin” or the “Company” refer to Merlin Labs, Inc. and its subsidiaries prior to the consummation of the Business Combination and after the consummation of the Business Combination, Merlin, Inc. and its subsidiaries. References to “Quarterly Report” herein refer to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 and references to the “Prospectus” refer to the final prospectus, dated May 13, 2026, filed with the SEC on May 13, 2026.
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
iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MERLIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	As of:
	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$183,550	$59,343
Short-term investments	321	330
Accounts receivable, net	1,755	368
Prepaid expenses and other current assets	5,391	3,328
Capitalized transaction costs (Note 2)	—	7,562
Total current assets	191,017	70,931
Property and equipment, net	11,226	7,108
Operating lease right-of-use assets, net	2,058	979
Restricted cash	2,570	—
Deposits	107	1,564
Total assets	$206,978	$80,582
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,882	$3,154
Accrued expenses	6,004	7,937
Deferred revenue	42	—
Contract loss provision	155	4,173
Operating lease liabilities, current	940	657
Long-term debt, current portion, net ($19,175 at fair value and $96 at amortized cost, net as of December 31, 2025) (Note 8)	—	19,271
Convertible promissory notes (Note 8)	—	29,107
Total current liabilities	13,023	64,299
Operating lease liabilities, non-current	1,250	331
Warrant liabilities (Note 9)	130,137	76,766
Long-term debt, non-current portion, net ($12,207 at fair value and $577 at amortized cost, net as of December 31, 2025) (Note 8)	—	12,784
Total liabilities	144,410	154,180
Commitments and contingencies (Note 14)
Series A Preferred Stock: $0.0001 par value; 50,000,000 shares authorized and 18,649,567 shares issued and outstanding as of June 30, 2026 (Note 10)	162,497	—
Redeemable convertible preferred stock	—	—
Stockholders' deficit:
Common stock: $0.0001 par value; 800,000,000 and 138,655,675 shares authorized; 100,592,160 and 69,663,395 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	10	7
Additional paid-in capital	599,960	477,448
Accumulated deficit	(699,899)	(551,053)
Total stockholders' deficit	(99,929)	(73,598)
Total liabilities, mezzanine equity, and stockholders' deficit	$206,978	$80,582
See accompanying notes to unaudited condensed consolidated financial statements.

MERLIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$2,194	$3,107	$3,195	$3,975
Cost of revenue	2,090	3,066	3,729	3,780
Contract loss adjustments	223	—	(2,229)	—
Gross profit (loss)	(119)	41	1,695	195
Operating expenses:
Research and development	16,387	6,856	30,477	13,534
General and administrative	15,576	3,804	29,668	8,326
Selling and marketing	1,455	389	2,098	748
Total operating expenses	33,418	11,049	62,243	22,608
Loss from operations	(33,537)	(11,008)	(60,548)	(22,413)
Other (expense) income:
Interest income	1,447	131	1,964	432
Interest expense	—	(1,342)	(9)	(2,957)
Other expense	(68)	(151)	(196)	(211)
Change in fair value of warrant liabilities	(26,144)	(3,925)	410	(3,879)
Change in fair value of convertible promissory notes	—	—	(87,824)	—
Change in fair value of long-term debt	—	—	(2,470)	—
Total other expense	(24,765)	(5,287)	(88,125)	(6,615)
Loss before provision for income taxes	(58,302)	(16,295)	(148,673)	(29,028)
Provision for income taxes	125	1	173	1
Net loss	$(58,427)	$(16,296)	$(148,846)	$(29,029)
Series A Preferred Stock dividends and accretion	(8,224)	—	(9,641)	—
Series A Preferred Stock deemed dividend on down round	(60,848)	—	(60,848)	—
Net loss attributable to common stockholders	$(127,499)	$(16,296)	$(219,335)	$(29,029)
Net loss per share:
Basic and diluted	$(1.40)	$(0.23)	$(2.68)	$(0.41)
Weighted-average shares outstanding:
Basic and diluted	91,309,267	70,965,177	81,915,507	70,956,489
See accompanying notes to unaudited condensed consolidated financial statements.

MERLIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT (UNAUDITED)
(in thousands, except share and per share amounts)

	Series A Preferred Stock		Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balances as of December 31, 2024	—	$—	17,696,748	$130,616	5,169,812	$1	$4,009	$(135,532)	$(131,522)
Retroactive application of recapitalization	—	—	(17,696,748)	(130,616)	65,750,960	7	130,609	—	130,616
Adjusted balances as of December 31, 2024*	—	—	—	—	70,920,772	8	134,618	(135,532)	(906)
Exercise of common stock options	—	—	—	—	38,617	—	10	—	10
Stock-based compensation	—	—	—	—	—	—	513	—	513
Net loss	—	—	—	—	—	—	—	(12,733)	(12,733)
Balances as of March 31, 2025	—	$—	—	$—	70,959,389	$8	135,141	$(148,265)	$(13,116)
Exercise of common stock options	—	—	—	—	38,806	—	9	—	9
Stock-based compensation	—	—	—	—	—	—	433	—	433
Net loss	—	—	—	—	—	—	—	(16,296)	(16,296)
Balances as of June 30, 2025	—	$—	—	$—	70,998,195	$8	$135,583	$(164,561)	$(28,970)

Balances as of December 31, 2025	—	$—	17,154,902	$461,963	5,306,250	$1	$15,491	$(551,053)	$(535,561)
Retroactive application of recapitalization	—	—	(17,154,902)	(461,963)	64,357,145	6	461,957	—	461,963
Adjusted balances as of December 31, 2025*	—	—	—	—	69,663,395	7	477,448	(551,053)	(73,598)
Exercise of common stock options	—	—	—	—	406,385	—	226	—	226
Stock-based compensation	—	—	—	—	—	—	1,295	—	1,295
Equity-based payments to non-employees	—	—	—	—	—	—	643	—	643
Issuance of common stock upon exercise of warrants	—	—	—	—	19,623	—	—	—	—
Issuance of redeemable convertible preferred stock upon exercise of warrants	—	—	—	—	701,293	—	6,859	—	6,859
Conversion of Pre-PIPE Bridge and Pre-Funded PIPE Notes to Series A Preferred Stock	9,754,665	116,931	—	—	—	—	—	—	—
Issuance of Series A Preferred Stock in exchange for 2024 LSA Amendment Warrants	490,196	3,745	—	—	—	—	—	—	—
Issuance of Series A Preferred Stock in connection with the PIPE	11,470,590	58,270	—	—	—	—	—	—	—
Issuance of common stock in connection with the Merger	—	—	—	—	13,750,282	1	17,265	—	17,266
Conversion of Series A Preferred Stock to common stock	(3,571)	(32)	—	—	3,579	—	32	—	32
Series A Preferred Stock dividends and accretion	—	1,417	—	—	—	—	(1,417)	—	(1,417)
Net loss	—	—	—	—	—	—	—	(90,419)	(90,419)
Balances as of March 31, 2026	21,711,880	$180,331	—	$—	84,544,557	$8	$502,351	$(641,472)	$(139,113)

Exercise of common stock options	—	—	—	—	702,643	—	1,234	—	1,234
Issuance of shares of common stock from RSU awards	—	—	—	—	43,994	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	4,608	—	4,608
Issuances of shares of common stock to non-employee service providers	—	—	—	—	100,000	—	—	—	—
Equity-based payments to non-employees	—	—	—	—	—	—	109	—	109
Issuance of common stock upon exercise of warrants	—	—	—	—	1,931,425	—	24,482	—	24,482
Conversion of Series A Preferred Stock to common stock	(3,062,313)	(26,058)	—	—	5,269,541	1	26,058	—	26,059
Series A Preferred Stock dividends and accretion	—	8,224	—	—	—	—	(8,224)	—	(8,224)
Issuance of common stock in connection with the May 2026 PIPE	—	—	—	—	8,000,000	1	49,342	—	49,343
Series A Preferred Stock deemed dividend on down round (Note 10)	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(58,427)	(58,427)
Balances as of June 30, 2026	18,649,567	$162,497	—	$—	100,592,160	$10	$599,960	$(699,899)	$(99,929)
*The shares of the Company's common stock and mezzanine equity have been retrospectively recast to reflect the change in the capital structure as a result of the Merger as described in Note 3. Reverse Recapitalization.
See accompanying notes to unaudited condensed consolidated financial statements.

MERLIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(148,846)	$(29,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,129	770
Stock-based compensation	5,903	946
Equity-based payments to non-employees	752	—
Amortization of right-of-use assets	551	366
Non-cash interest expense	41	651
Gain on disposal of property and equipment	—	(2)
Change in fair value of warrant liabilities	(410)	3,879
Change in fair value of convertible promissory notes	87,824	—
Loss on foreign currency exchange rate	254	213
Contract loss expense accrual	155	—
Change in fair value of long-term debt	1,514	—
Write-off of capitalized transactions costs related to issuance of PIPE Warrants	1,226	—
Change in operating assets and liabilities:
Accounts receivable	(1,387)	(1,385)
Prepaid expenses and other current assets	(2,079)	(1,367)
Deposits	(139)	(3)
Accounts payable	2,724	1,034
Accrued expenses	4,454	2
Deferred revenue	42	(112)
Contract loss provision	(4,173)	(828)
Operating lease liabilities	(431)	(355)
Net cash used in operating activities	$(50,896)	$(25,220)

Cash flows from investing activities
Additions of property and equipment	$(3,820)	$(111)
Proceeds from sales of property and equipment	—	15
Net cash used in investing activities	$(3,820)	$(96)

Cash flows from financing activities
Proceeds from issuance of warrants in connection with PIPE	$48,195	$—
Proceeds from issuance of Series A Preferred Stock in connection with PIPE	71,805	—
Repayments of long-term debt	(33,639)	(5,712)
Issuance of common stock in connection with the Merger	26,290	—
Payment of transaction costs related to issuance of Series A Preferred Stock in connection with PIPE	(10,482)	—
Payment of transaction costs related to issuance of common stock in connection with the Merger	(8,528)	—
Payment of costs directly attributable to the Merger	(2,061)	—
Proceeds from issuance of common stock in connection with May 2026 PIPE	52,334	—
Proceeds from issuance of warrants in connection with May 2026 PIPE	27,680	—
Payment of transaction costs related to May 2026 PIPE	(4,553)	—
Proceeds from exercise of common stock options	1,460	19
Proceeds from issuance of common stock upon exercise of warrants	12,992	—
Net cash provided by financing activities	$181,493	$(5,693)

Net increase (decrease) in cash, cash equivalents, and restricted cash	$126,777	$(31,009)
Cash, cash equivalents, and restricted cash at beginning of period	59,343	37,195
Cash, cash equivalents, and restricted cash at end of period	$186,120	$6,186
See accompanying notes to unaudited condensed consolidated financial statements.

MERLIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$957	$2,314
Taxes	6	8

Supplemental non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,632	$345
Property and equipment obtained for deposits paid in 2025	1,457	—
Issuance of redeemable convertible preferred stock upon exercise of warrants	6,859	—
Conversion of Pre-PIPE Bridge and Pre-Funded PIPE Notes to Series A Preferred Stock	116,931	—
Issuance of Series A Preferred Stock in exchange for 2024 LSA Amendment Warrants	3,745	—
Costs directly attributable to the Merger paid in 2025	2,714	—
Conversion of Series A Preferred Stock to common stock	26,090	—
Series A Preferred Stock dividends and accretion	9,641	—
Series A Preferred Stock deemed dividend on down round	60,848	—
See accompanying notes to unaudited condensed consolidated financial statements.

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)
1. Organization and Description of Business
Merlin, Inc. (formerly known as Inflection Point Acquisition Corp. IV or "Inflection Point"), collectively with its subsidiaries (the "Company" or "Merlin"), develops software that fulfills the functions of a human pilot in self-flying aircraft to enable both reduced crew and unmanned flight. This technology is designed to be scalable and adaptable across different aircraft types for a growing range of aircraft platforms. The Company's aircraft-agnostic, AI-powered software is purpose-built for military and civil programs, and is powering an expanding range of missions and aircraft, proven through hundreds of autonomous flights from test facilities across the globe.
The Company was a special purpose acquisition company incorporated as a Cayman Islands exempted corporation on June 24, 2024 as "Bleichroeder Acquisition Corp. I" and subsequently changed its name to Inflection Point Acquisition Corp. IV on October 21, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses.
Following the closing of the Merger (as defined below), shares of Merlin common stock began trading on Nasdaq Stock Market LLC under the symbol "MRLN."
Business Combination
On August 13, 2025, the Company entered into a Business Combination Agreement (the “Business Combination Agreement” or “BCA”) with IPDX Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Merlin Labs, Inc., a Delaware corporation ("Legacy Merlin"). Pursuant to the Business Combination Agreement, Merger Sub merged with and into Legacy Merlin, with Legacy Merlin surviving the transaction as a wholly-owned subsidiary of the Company (the "Merger").
Legacy Merlin was incorporated on October 10, 2018, as a Delaware corporation under the name Apollo Flight Research, Inc., and changed its name to Merlin Labs, Inc. on October 27, 2020. Legacy Merlin is the parent company of two wholly-owned subsidiaries: Merlin Labs NZ Limited ("MLNL"), a New Zealand Limited Company, and Merlin Labs Securities Corporation ("MLSC"), a Massachusetts Securities Corporation.
On March 13, 2026, as contemplated by the Business Combination Agreement, Inflection Point filed a notice of deregistration with the Cayman Islands Registrar of Companies and filed a certificate of incorporation and certificate of corporate domestication with the Secretary of State of the State of Delaware, pursuant to which Inflection Point was domesticated and continues as a Delaware corporation, changing its name to "Merlin, Inc." (the "Domestication"). Immediately prior to the Domestication, the holders of the Class B ordinary shares of Inflection Point, par value $0.0001 per share, elected to convert such shares on a one-for-one basis into Class A ordinary shares of Inflection Point, par value $0.0001 per share ("Inflection Point Class A Shares"). In connection with the Domestication, (i) each of the then issued and outstanding Inflection Point Class A Shares converted automatically, on a one-for-one basis, into a share of post-Domestication Inflection Point, (ii) each of the then issued and outstanding rights to receive one-tenth (1/10) of one Inflection Point Class A Share upon consummation of an initial business combination of Inflection Point ("Inflection Point Rights") converted automatically into a right to receive one-tenth (1/10) of one post-Domestication Inflection Point Class A Share, and (iii) each of the then issued and outstanding units of Inflection Point containing one Inflection Point Class A Share and one Inflection Point Right ("Inflection Point Units") converted automatically into a unit of post-Domestication Inflection Point containing one post-Domestication Inflection Point Class A Share and one post-Domestication Inflection Point Right.
On March 16, 2026 (the "Closing" or the "Closing Date"), the Company consummated the previously announced Merger and related transactions contemplated by the Business Combination Agreement and Legacy Merlin became a wholly-owned subsidiary of the Company (after the Merger, "Merlin OpCo").
As a result of the Merger, the Company is a holding company in which all of its assets are held by Merlin OpCo and its subsidiaries and the business continues to operate through Merlin OpCo and its subsidiaries. The Merger is accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Under this method of accounting, Inflection Point is treated as the acquired company for financial reporting purposes. Accordingly, for accounting purposes, the Merger is treated as the equivalent of Legacy Merlin issuing stock for the net assets of Inflection Point, accompanied by recapitalization. Legacy Merlin has been determined to be the accounting predecessor to the combined Company.

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)
Unless otherwise noted or the context otherwise requires, references to the "Company," "Merlin," "we," "us", or "our" refer to the business of Legacy Merlin and its subsidiaries prior to the Closing and to the business of the Company and its subsidiaries, including Merlin OpCo, MLNL, and MLSC, following the Closing.
Refer to Note 3. Reverse Recapitalization for further information.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying unaudited condensed consolidated financial statements include the accounts of Merlin, Inc., and its consolidated subsidiaries, Merlin OpCo, MLNL, and MLSC. All intercompany balances and transactions have been eliminated in consolidation.
The unaudited condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements of Legacy Merlin as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP on an annual reporting basis. In management's opinion, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the unaudited condensed consolidated balance sheets and statements of operations, mezzanine equity and stockholders' deficit, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.
As a result of the Merger, prior period share and per share amounts presented in the unaudited condensed consolidated financial statements and these related notes have been retroactively recast in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Legacy Merlin as of and for the years ended December 31, 2025 and 2024 contained in a Form 8-K dated and filed with the SEC on March 20, 2026.
Risk and Uncertainties
The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP assuming that the Company will continue as a going concern over the next twelve months. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business, including having sufficient liquidity in the future to meet the Company's obligations.
Since its inception, the Company has primarily operated in the pre-commercialization stage and funded historical losses through debt and equity financings. The Company expects to incur additional net losses while it continues to advance its commercialization efforts and pursue profit-generating revenue contracts with customers, namely, the United States ("U.S.") government.
During the three months ended June 30, 2026 and 2025, the Company incurred net losses in the amounts of $58,427 and $16,296, respectively. During the six months ended June 30, 2026 and 2025, the Company incurred net losses in the amounts of $148,846 and $29,029, respectively, and generated negative cash flows from operations in the amounts of $50,896 and $25,220, respectively. Additionally, as of June 30, 2026, the Company has an accumulated deficit in the amount of $699,899 and cash and cash equivalents of $183,550.
On March 16, 2026, the Company completed its planned Merger (refer to Note 3. Reverse Recapitalization). In connection with the Merger, the Company issued preferred stock and equity-linked instruments in an additional private investment in public equity ("PIPE") transaction for $120,000 in gross proceeds and the Company's outstanding convertible promissory notes converted into preferred stock and warrants to purchase common stock of the Company (refer to Note 8. Debt and Note 9. Warrants).

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)
On May 1, 2026, the Company issued 8,000,000 shares of common stock and warrants to purchase 4,000,000 shares of common stock in a PIPE transaction (the "May 2026 PIPE") for $80,000 in gross proceeds (refer to Note 9. Warrants). The warrants issued in connection with the May 2026 PIPE are hereinafter referred to as the "May 2026 PIPE Warrants."

Based on the Company’s liquidity position as of August 13, 2026, the Company's net cash proceeds and debt conversion from the Merger, the Company's proceeds from the May 2026 PIPE, the Company’s current forecast of operating results and cash flows, and the Company's outstanding obligations, the Company determined that its financial condition is sufficient to fund its planned operations, commitments, and contractual obligations for a period of at least one year following the date that these condensed consolidated financial statements are issued.
Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
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
Segments
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company's CODM, who is the Chief Executive Officer, reviews financial information on a consolidated basis to make operating decisions, assess performance, and make resource allocation decisions, leading to decisions related to resource allocations in relation to profit and loss. Accordingly, the Company has determined that it has one reportable segment.
Significant Accounting Policies
The Company’s significant accounting policies are described in the Company’s consolidated financial statements for the years ended December 31, 2025 and 2024 filed with the Company's Current Report on Form 8-K filed March 20, 2026. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the six months ended June 30, 2026.
Restricted Cash
Restricted cash consists of deposits held at financial institutions that are used to collateralize irrevocable letters of credit required under the Company’s lease agreements. Restricted cash that is expected to be used within one year of the balance sheet date is classified as a current asset, whereas restricted cash expected to be used more than one year from the balance sheet date is classified as a non-current asset. As of June 30, 2026, all restricted cash is non-current.

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash at the end of each respective period as shown in the Company’s condensed consolidated balance sheets:

	As of June 30,	As of December 31,
	2026	2025
Cash and cash equivalents	$183,550	$59,343
Restricted cash	2,570	—
Total Cash, cash equivalents, and restricted cash	$186,120	$59,343
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
During the three months ended June 30, 2026 and 2025, the Company generated $2,194 and $3,107, respectively, in revenue and $3,195 and $3,975 during the six months ended June 30, 2026 and 2025, respectively, with a significant amount (> 90%) of this revenue coming from the U.S. government (refer to Note 4. Revenue Recognition from Contracts with Customers for further information). As of June 30, 2026 and December 31, 2025, accounts receivable from the U.S. government totaled $1,730 and $368, respectively.
Impairment of Long-Lived Assets
All long-lived assets are reviewed by the Company for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company measures recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of June 30, 2026 and December 31, 2025, the Company determined that there have been no significant events or changes in circumstances that would cause the impairment of any of the Company's long-lived assets.
Convertible Debt
The Company has elected to apply the fair value method of accounting in accordance with ASC 825, Financial Instruments ("ASC 825"), for certain of its convertible debt instruments. The Company records convertible debt accounted for under the fair value option at fair value upon the date of issuance and subsequently remeasures such instruments to fair value on each balance sheet date thereafter. The change in fair value of convertible debt accounted for at fair value, together with interest accrued thereon, is recorded in change in fair value of convertible promissory notes in the condensed consolidated statements of operations.
For convertible debt instruments not accounted for under the fair value method of accounting, the Company first assesses the balance sheet classification of its convertible debt instruments to determine whether the instrument should be classified as a liability under ASC 480, Distinguishing Liabilities from Equity ("ASC 480"). If convertible debt is not classified as a liability under ASC 480, the Company accounts for convertible debt in accordance with ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging ("ASC 815"). Upon issuance, the Company evaluates whether the embedded conversion feature, as well as other identified embedded derivatives, should be bifurcated and accounted for as a derivative at fair value under ASC 815, and if not, whether any substantial premium must be recognized in additional paid-in capital. Any embedded derivatives that meet the criteria for bifurcation and separate accounting are accounted for as a compound derivative recorded at fair value on the date of issuance and on each balance sheet date thereafter, with changes in fair value recorded in the condensed consolidated statements of operations.

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
Warrants that meet all of the criteria for equity classification are recorded at fair value as a component of additional paid-in capital at the time of issuance and are not subsequently remeasured. Warrants that do not meet all the criteria for equity classification are recorded at fair value on the date of issuance and on each balance sheet date thereafter as a component of warrant liabilities in the Company's condensed consolidated balance sheets. Changes in the estimated fair value of the warrants are non-cash gains or losses recognized in change in fair value of warrant liabilities in the condensed consolidated statements of operations.
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
Research and Development Costs
The Company enters into research and development agreements with third-parties where the Company is paid for research and development activities. The amounts received under these agreements are recorded as a reduction to research and development expense in the condensed consolidated statements of operations. The Company recorded $150 and $— as a reduction to research and development expense during the three months ended June 30, 2026 and 2025, respectively, and $300 and $150 during the six months ended June 30, 2026 and 2025, respectively.
Advertising Costs
The Company expenses advertising costs as incurred. During the three months ended June 30, 2026 and 2025, the Company incurred advertising expense in the amounts of $618 and $226, respectively. During the six months ended June 30, 2026 and 2025, the Company incurred advertising expense in the amounts of $1,172 and $498, respectively.
Capitalized Transaction Costs
Capitalized transaction costs primarily consist of legal and accounting costs incurred that were direct and incremental to the Merger. During the six months ended June 30, 2026, the Company capitalized $2,061 of transaction costs in capitalized transaction costs on the condensed consolidated balance sheets. Upon the completion of the Merger, capitalized transaction costs were netted against the proceeds from the Merger and recorded as an offset to stockholders' deficit.
Net Loss per Share
The Company calculates basic and diluted net loss per share using the two-class method. Under the two-class method, earnings are allocated to common stock and participating securities according to their participation rights in dividends and undistributed earnings. The Company's net loss is fully attributable to its common stockholders for the periods presented.

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)
Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net loss attributable to common stockholders is determined by adjusting net loss for the Series A Preferred Stock dividends and accretion, as well as any deemed dividends on the Series A Preferred Stock (refer to Note 11. Net Loss Per Share for further information).
Diluted earnings per share attributable to common stockholders adjusts basic loss per share for the potentially dilutive impact of preferred stock, stock options, common stock warrants, preferred stock warrants, and debt conversion features. As the Company has reported losses for all periods presented and all potentially dilutive securities are anti-dilutive, basic net loss per share is equal to diluted net loss per share.
Recently Adopted Accounting Pronouncements
In May 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-03, to improve consistency in determining the accounting acquirer in certain business combinations involving variable interest entities. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. The Company adopted this standard as of January 1, 2026, and used this new standard when analyzing the Merger.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires disclosure of additional information about specific expense categories in the notes to the consolidated financial statements on an annual and interim basis. The standard is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027 on either a prospective or retrospective basis, with early adoption permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.
In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in Kind Dividends on Equity-Classified Preferred Stock, which clarifies the initial measurement of paid-in-kind dividends on equity-classified preferred stock. The standard is effective for fiscal years beginning after December 15, 2026, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

3. Reverse Recapitalization
As discussed in Note 1. Organization and Description of Business, Inflection Point, Merger Sub, and Legacy Merlin entered into the Business Combination Agreement on August 13, 2025. In connection with the entrance into the Business Combination and the anticipated Merger, the following transactions occurred prior to the Closing Date:
•In July and August 2025, Legacy Merlin and certain investors entered into the Pre-PIPE Bridge and Pre-Funded PIPE Agreements, pursuant to which Legacy Merlin issued the investors Pre-PIPE Bridge and Pre-Funded PIPE Notes and Warrants. The Pre-PIPE Bridge and Pre-Funded PIPE Notes and Warrants were funded and issued between July and November 2025. Refer to Note 8. Debt and Note 9. Warrants for further information.
•In November 2025, Inflection Point, Legacy Merlin, and certain investors entered into securities purchase agreements ("Series A SPAs") pursuant to which, on the Closing Date, the Company would issue shares of its 12.0% Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") and common stock purchase warrants ("PIPE Warrants") in a private investment in public equity ("PIPE") transaction for aggregate gross proceeds of $120,000 (the "Closing PIPE"). The Closing PIPE was funded, and the Series A Preferred Stock and PIPE Warrants were issued, at the Closing. Refer to Note 9. Warrants and Note 10. Mezzanine Equity and Stockholders' Deficit for further information.
In connection with and in contemplation of the Merger, the following events occurred immediately prior to the Closing:
(1)Each convertible security of Legacy Merlin (other than the Pre-PIPE Bridge Notes and Pre-Funded PIPE Notes) automatically converted into full shares of redeemable convertible preferred stock or common stock, as applicable, of Legacy Merlin;

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)
(2)Each of Legacy Merlin's outstanding and unexercised preferred stock warrant liabilities were automatically exercised on a cashless basis or were exchanged for securities issued in the Closing PIPE, based on the applicable terms thereof (refer to Note 9. Warrants);
(3)After giving effect to the conversions and exercises described at (1) and (2) above, each issued and outstanding share of Legacy Merlin's redeemable convertible preferred stock automatically converted into shares of Legacy Merlin common stock; and
(4)Each of Legacy Merlin's outstanding and unexercised common stock warrants (other than the Pre-PIPE Bridge Warrants and Pre-Funded PIPE Warrants) were automatically exercised on a cashless basis.
At the effective time of the Merger, and pursuant to the terms of the Business Combination Agreement:
(1)Each share of Legacy Merlin common stock held by Legacy Merlin, Merger Sub, or the Company was canceled without consideration exchanged therefor;
(2)Each other issued and outstanding share of Legacy Merlin common stock was canceled and converted into the right to receive shares of the common stock at an exchange ratio of approximately 3.102;
(3)Each option to purchase equity securities of Legacy Merlin was converted into an option to acquire common stock at an exchange ratio of approximately 3.102;
(4)Each Pre-PIPE Bridge Note and Pre-Funded PIPE Note was converted into shares of Series A Preferred Stock, par value $0.0001 per share; and
(5)Each Pre-PIPE Bridge Warrant and Pre-Funded PIPE Warrant was converted into a PIPE Warrant.
The following table summarizes the net proceeds from the Merger:

Sources	Amount
Cash - Closing PIPE	$120,000
Cash - Inflection Point trust account, net	25,864
Cash - Inflection Point operating account	426
Total cash from the Merger	$146,290

Uses	Amount
Transaction expenses	$(23,220)
Prepayment of 2024 LSA Loans	(28,334)
Total cash used immediately after the Merger	$(51,554)

Net cash to Merlin	$94,736

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
Disaggregated revenues by customer-type were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
U.S. government agencies	$2,134	$3,074	$3,083	$3,911
Commercial and non-U.S. government customers	60	33	112	64
Total	$2,194	$3,107	$3,195	$3,975
Revenues from New Zealand during the three months ended June 30, 2026 and 2025 amounted to $60 and $33, respectively, and $112 and $64 during the six months ended June 30, 2026 and 2025, respectively.
No revenue recognized during the six months ended June 30, 2026 and 2025 was related to performance obligations satisfied in prior periods.
Remaining performance obligations
As of June 30, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligations was $593, all of which will be recognized over the next 12 months. Although remaining performance obligations reflect business that is considered to be legally binding, cancellations, deferrals, or scope adjustments may occur. Any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations, and project deferrals are reflected or excluded in the remaining performance obligation balance, as appropriate.

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)
Contract balances
The following table presents contract balances:

	As of:
	June 30, 2026	December 31, 2025	December 31, 2024
Accounts receivable, net	$1,755	$368	$536
Unbilled receivables	$—	$1,570	$—
Deferred revenue	$42	$—	$112
Contract loss provision	$155	$4,173	$5,166
There was no revenue recognized during the six months ended June 30, 2026 from amounts included in deferred revenue at the beginning of the period. Revenue recognized during the six months ended June 30, 2025 from amounts included in deferred revenue at the beginning of the period was $112. The decrease in unbilled receivables from December 31, 2025 to June 30, 2026 represents revenue that was previously earned and recognized but was not invoiced until the six months ended June 30, 2026.
During the three months ended March 31, 2026, the Company revised the estimate of total costs to be incurred to deliver the Air Force Special Operations Command contract. The Company reduced the remaining contract loss provision liability to $738 on the condensed consolidated balance sheet as of March 31, 2026 and recognized a favorable adjustment to the contract loss provision of $2,451 on the condensed consolidated statement of operations during the three months ended March 31, 2026. During the three months ended June 30, 2026, the Company recognized a $502 contract loss provision related to a revised estimate of total costs to be incurred to deliver the Air Force Special Operations Command contract.
The Company amortized $961 and $156 during the three months ended June 30, 2026 and 2025, respectively, and $1,945 and $828 during the six months ended June 30, 2026 and 2025, respectively, of the previously recognized contract loss provision as a reduction to cost of revenue.
As of June 30, 2026 and December 31, 2025, the allowance for credit losses is immaterial to the unaudited condensed consolidated financial statements.
5. Fair Value Measurements
The following table presents assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation as follows:

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$177,456	$—	$—	$177,456
Total Assets	$177,456	$—	$—	$177,456
Liabilities:
Warrant liabilities	$—	$—	$130,137	$130,137
Total Liabilities	$—	$—	$130,137	$130,137

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
In the scenario in which the Merger does not occur, the fair value of the 2019 LSA Warrants, 2021 LSA Warrants, and 2024 LSA Warrants were estimated using an option pricing approach embedded within a Monte Carlo simulation. The Monte Carlo simulation simulates the Company's equity value from each respective valuation date to the expected financing event date, incorporating breakpoints at which various equity classes participate in distributions. In the scenario in which the Merger occurs, the fair value of the 2019 LSA Warrants, 2021 LSA Warrants, and 2024 LSA Warrants were estimated using a common stock equivalent method which incorporates the expected capital structure and distribution of proceeds in a public company context and allocated value among the Company's equity classes assuming the Company successfully completes the Merger.
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
As of and prior to December 31, 2025, in the scenario in which the Merger does not occur, the fair value of the Pre-PIPE Bridge Warrants and Pre-Funded PIPE Warrants were estimated using an option pricing approach embedded within a lattice model. The lattice model simulates the Company's equity value from each respective valuation date to the expected financing event date, incorporating breakpoints at which various equity classes participate in distributions. In the scenario in which the Merger occurs, the fair value of the Pre-PIPE Bridge Warrants and Pre-Funded PIPE Warrants was estimated using the Black-Scholes option pricing formula. As of the Closing Date, fair value measurements for the Pre-PIPE Bridge Warrants and Pre-Funded PIPE Warrants were estimated using a Monte Carlo simulation, modeling the future stock price of the Company's common stock to simulate payoff scenarios for the PIPE Warrants that the Pre-PIPE Bridge Warrants and Pre-Funded PIPE Warrants were contractually required to be exchanged for, discounted at the term-matched risk-free rate. The fair value measurements of the Pre-PIPE Bridge Warrants and Pre-Funded PIPE Warrants were calculated as the average present value of all future modeled payoff scenarios.

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
Fair value measurements for the PIPE Warrants and May 2026 PIPE Warrants are estimated using a Monte Carlo simulation, modeling the future stock price of the Company's common stock to simulate payoff scenarios for the PIPE Warrants and May 2026 PIPE Warrants, discounted at the term-matched risk-free rate. The fair value measurements of the PIPE Warrants and May 2026 PIPE Warrants are calculated as the average present value of all future modeled payoff scenarios.
The following relevant assumptions were used in determining the fair value of the PIPE Warrants and May 2026 PIPE Warrants as of June 30, 2026:

June 30, 2026
Remaining term (years) - PIPE Warrants	4.71
Remaining term (years) - May 2026 PIPE Warrants	4.83
Fair value of common stock	$5.69
Volatility	65.0%
Risk-free rate	4.14%
Dividend yield	—%

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)
The Company's fair value measurement activity, using unobservable inputs and associated unrealized gains and losses with respect to warrant liabilities outstanding during the six months ended June 30, 2026 and 2025 was as follows:

Amount
Fair value as of December 31, 2024	$3,586
Change in fair value of warrants	(46)
Fair value as of March 31, 2025	$3,540
Change in fair value of warrants	3,925
Fair value as of June 30, 2025	$7,465

Amount
Fair value as of December 31, 2025	$76,766
Change in fair value of warrants prior to the Merger	(22,111)
Exercise of warrants prior to the Merger	(6,859)
Exchange of warrants in the Merger	(3,745)
Issuance of warrants in the Merger	48,195
Change in fair value of warrants after the Merger	(4,443)
Fair value as of March 31, 2026	$87,803
Change in fair value of warrants	26,144
Exercise of warrants	(11,490)
Issuance of May 2026 PIPE Warrants	27,680
Fair value as of June 30, 2026	$130,137
The convertible promissory notes were converted in connection with the Merger during the three months ended March 31, 2026. The Company's fair value measurement activity, using unobservable inputs and associated unrealized losses with respect to convertible promissory notes outstanding during the three months ended March 31, 2026 was as follows:

Amount
Fair value as of December 31, 2025	$29,107
Change in fair value of convertible promissory notes	87,824
Conversion of convertible promissory notes in the Merger	(116,931)
Fair value as of March 31, 2026	$—
The 2024 LSA Loans were extinguished in connection with the Merger during the three months ended March 31, 2026. The Company's fair value measurement activity, using unobservable inputs and associated unrealized losses with respect to 2024 LSA Loans outstanding during the three months ended March 31, 2026 was as follows:

Amount
Fair value as of December 31, 2025	$31,382
Contractual repayments of principal	(4,562)
Non-cash change in fair value of 2024 LSA Loans	1,514
Extinguishment of 2024 LSA Loans	(28,334)
Fair value as of March 31, 2026	$—

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)
6. Property and Equipment, net
Property and equipment, net consisted of the following:

	As of:
	June 30, 2026	December 31, 2025
Aircraft equipment	$7,798	$6,166
Aircraft	7,863	4,728
Computer equipment	578	528
Leasehold improvements	878	425
Office furniture & equipment	349	349
Motor vehicles	90	85
Total property and equipment	17,556	12,281
Less: Accumulated depreciation	6,330	5,173
Total property and equipment, net	$11,226	$7,108
Depreciation expense for the three months ended June 30, 2026 and 2025 amounted to $712 and $390, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025 amounted to $1,129 and $770, respectively.
7. Leases
The Company leases office space, aircraft, and airport hangar space under noncancelable operating lease agreements, which require escalating monthly rental payments plus related operating costs and expire on various dates through 2033. These leases contain no renewal provisions other than a certain New Zealand lease, which contains one renewal option for five years. The Company is not reasonably certain to elect the renewal option and has excluded it in the related right-of-use asset.
On September 4, 2025, the Company entered into a lease agreement for airport hangar and corporate office space in Bedford, MA that has not commenced, therefore no right-of-use asset or lease liability has been recorded. When the lease commences the lease arrangement will have estimated total future payments of $34,247 through September 2035. The lease is expected to commence in 2027. Also on September 4, 2025, the Company entered into a side letter agreement with the landlord permitting the Company to install a temporary airplane hangar on land subject to the lease agreement until the subject premises are made available. As of June 30, 2026, the premises and the land for the temporary hangar had not yet been made available to the Company.
In February 2026, the Company entered into a lease agreement to lease office space in Boston, MA. The lease commencement date was March 23, 2026 and the lease term expires on January 31, 2029. The Company has the right to terminate the lease, effective on the second anniversary of the lease commencement date, upon providing no less than nine months prior written notice and paying a termination penalty of $150. The early lease termination option is reasonably certain of being exercised and was therefore included in the computation of the operating lease right-of-use asset and corresponding operating lease liability. The lease is accounted for as an operating lease, and the Company recognized an operating lease right-of-use asset and lease liability of $1,632 at the lease commencement date.
The components of lease expense for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Component	2026	2025	2026	2025
Operating lease expense	$414	$221	$668	$446
Short-term lease expense	46	31	205	56
Variable lease expense	7	—	12	—
Total lease expense	$467	$252	$885	$502

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)
The weighted average remaining lease term and discount rate for operating leases were as follows:

	As of:
	June 30, 2026	December 31, 2025
Weighted average remaining lease term (in years)	2.49	3.17
Weighted average discount rate	12.52%	13.21%
Future minimum operating lease payments as of June 30, 2026 are as follows:

Years ending December 31:	Amount
2026	$694
2027	1,095
2028	460
2029	78
2030	78
Thereafter	170
Total future minimum lease payments	2,575
Less present value discount	385
Present value of lease liabilities	2,190
Less current portion	940
Long-term portion	$1,250
8. Debt
The following table summarizes the Company's outstanding long-term debt as of December 31, 2025:

As of December 31, 2025
2021 LSA Loan	$—
2022 PGF Loan	672
2024 LSA Loans	31,383
Total long-term debt	32,055
Less current maturities of long-term debt	19,271
Total long-term debt, net	$12,784
Following the redemption of the 2022 PGF Loan, the redemption of the 2024 LSA Loans, and the conversions of the Pre-PIPE Bridge and Pre-Funded PIPE Notes in connection with the Merger, the Company did not have any outstanding debt as of June 30, 2026.
2021 LSA
In September 2021, the Company entered into a loan and security agreement with the lender thereto ("2021 LSA") which provided for term loan commitments with a maximum potential borrowing amount of $10,000. The aggregate commitments under the 2021 LSA included (a) a term loan facility in an aggregate principal amount of $3,000 (the "2021 LSA First Tranche"), (b) a delayed draw term loan facility in an aggregate principal amount of $1,000 (the "2021 LSA Second Tranche"), and (c) the lender's commitment to reserve $6,000 for future funding of loans (the "2021 LSA Reserve"). Pursuant to the terms of the 2021 LSA, term loans under 2021 LSA First Tranche were required to be drawn down within five business days following the execution of the 2021 LSA. As a condition precedent to issuing term loans under the 2021 LSA Second Tranche, the Company was required to achieve certain operational milestones and the 2021 LSA Second Tranche expired unused in March 2022. Further, the Company had no enforceable right to obtain term loans under the 2021 LSA Reserve as any binding commitment thereto was subject to the Company and the lender agreeing to enter into a binding commitment to provide funding following the Company's next equity financing round. No amounts were drawn under the 2021 LSA Reserve. In connection with the execution of the 2021 LSA, the Company issued

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)
warrants to purchase the Company's redeemable convertible preferred stock to the lender thereunder ("2021 LSA Warrants").
In September 2021, the Company entered into a term loan in an aggregate principal amount of $3,000 under the 2021 LSA First Tranche (the "2021 LSA Loan"). The 2021 LSA Loan bore interest at 11% per annum. Pursuant to the terms of the 2021 LSA, the Company was required to make interest-only payments through June 2022, after which the aggregate principal amount of the 2021 LSA Loan was amortized and paid down in equal monthly installments, together with interest thereon, over the following 36 months until the final maturity of the 2021 LSA Loan on July 1, 2025. In July 2025, all outstanding principal, plus accrued interest thereon, was repaid in accordance with the contractual terms of the 2021 LSA.
New Zealand Provincial Growth Fund ("PGF") Loan
In July 2022, MLNL entered into a loan agreement ("2022 PGF Agreement") with the New Zealand Ministry of Business, Innovation and Employment (the "Ministry"), securing a convertible loan commitment in an aggregate principal amount of NZD 1,000 ($660 USD at issuance). Under the 2022 PGF Agreement, MLNL received NZD 1,000 ($660 USD at issuance) in aggregate principal amount of convertible debt, referred to as the "2022 PGF Loan". The 2022 PGF Loan bore interest at a fixed rate of 7.47%. Pursuant to the terms of the 2022 PGF Agreement, interest accrued on the 2022 PGF Loan prior to the third anniversary of its issuance was required to be paid in kind on each anniversary of the issuance date. On each subsequent anniversary date until the maturity date of July 21, 2032, the Company was required to make annual payments comprised of (a) equal amortizing payments of 2022 PGF Loan principal and (b) interest accrued during the anniversary year. All amounts due but not yet paid, including all interest paid in kind, was set to become due and payable on the maturity date.
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
2024 LSA
On February 22, 2024, the Company entered into a loan and security agreement (the "2024 LSA") with the lender party thereto, which provided for delayed-draw term loan commitments in an aggregate principal amount of $35,000. The aggregate commitments under the 2024 LSA included (a) a delayed-draw term loan facility in an aggregate principal amount of $12,500 (the "2024 LSA First Tranche"), (b) a delayed-draw term loan facility in an aggregate principal amount of $12,500 (the "2024 LSA Second Tranche"), and (c) a delayed-draw term loan facility in an aggregate principal amount of $10,000 (the "2024 LSA Third Tranche"). As a condition precedent to issue term loans under the 2024 LSA Third Tranche, the Company achieved certain operational milestones as defined in the 2024 LSA. In connection with the entry into the 2024 LSA, the Company issued warrants to the lender thereunder to purchase the Company's redeemable convertible preferred stock (the "2024 LSA Warrants").
On May 28, 2024, August 30, 2024, and October 23, 2024, the Company entered into term loans under the 2024 LSA First, Second, and Third Tranches, in aggregate principal amounts of $12,500, $12,500, and $10,000, respectively (collectively, the "2024 LSA Loans"). The 2024 LSA Loans accrued interest at a fixed rate per annum, compounded monthly, equal to the Prime Rate as of the issuance date of each loan plus 5.0%. In addition to the fixed cash interest, the outstanding principal balance of the 2024 LSA Loans accrued interest paid in kind at 1.5% per annum, compounded monthly. Inclusive of both cash interest and interest paid in kind, the total nominal interest rate of the 2024 LSA Loans issued under the 2024 LSA First, Second, and Third Tranches was 15%.
Prior to the 2024 LSA Amendment (as defined below), the Company was required to make interest-only payments at the cash interest rate through February 2025, after which the aggregate principal amount of the 2024 LSA Loans was to be amortized and paid down in equal monthly installments, together with cash interest thereon, over the following 24 months until final maturity on January 31, 2027. On the maturity date, all unpaid principal of the 2024 LSA Loans, together with cash interest and all interest paid-in kind, was set to become due and payable.
In connection with the 2024 LSA, the Company recorded a debt discount of $622, related to the payment of lender fees and the issuance of preferred stock warrant liabilities, which was amortized to interest expense over the life of the 2024 LSA

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)
Loans using the effective interest method. The effective interest rates of the 2024 LSA Loans for the First, Second, and Third Tranches were 14.5%, 14.7%, and 14.9%, respectively.
On July 1, 2025, the Company and the lender thereunder entered into an amendment to the 2024 LSA (the "2024 LSA Amendment"). Pursuant to the 2024 LSA Amendment, the maturity date of the 2024 LSA Loans was extended to June 1, 2027, with amortizing principal payments beginning on January 1, 2026 and continuing until the final maturity date. No other terms of the 2024 LSA Loans were modified pursuant to the 2024 LSA Amendment. In connection with the 2024 LSA Amendment and to induce the lender to enter into such amendment, the Company issued warrants to purchase the Company's redeemable convertible preferred stock with a fair value of $759 (the "2024 LSA Amendment Warrants").
The 2024 LSA Amendment was accounted for as an extinguishment under ASC 470-50, Modifications and Extinguishments. In accordance with ASC 825 and following the 2024 LSA Amendment, the Company elected to account for the 2024 LSA Loans under the fair value option. The Company elected to record the 2024 LSA Loans under the fair value option to simplify the ongoing recordkeeping. Prior to the repayment of the 2024 LSA Loans as described below, the lender retained the right to convert up to $5,000 of the outstanding loan balance into shares of the Company's Series B Prime redeemable convertible preferred stock at any time through June 30, 2027 (the "2024 LSA Conversion Feature").
On the Closing Date and using proceeds generated by the Merger, the Company exercised its unilateral right to prepay the 2024 LSA Loans in full at a contractual redemption price of $28,334 which included the aggregate outstanding principal amount, accrued unpaid interest, and make-whole premiums. The fair value of the 2024 LSA Loans as of the redemption date was $28,334.
Pre-PIPE Bridge
On July 2, 2025, the Company entered into a convertible note purchase agreement (the “Pre-PIPE Bridge Agreement”) with the purchasers party thereto, pursuant to which the Company could issue up to $23,445 in aggregate principal amount of unsecured convertible promissory notes (the “Pre-PIPE Bridge Notes”). Additionally, pursuant to the Pre-PIPE Bridge Agreement, the Company issued common stock warrants (the "Pre-PIPE Bridge Warrants") to the purchasers thereto and, accordingly, the proceeds received in connection with each issuance were allocated between the Pre-PIPE Bridge Notes and Pre-PIPE Bridge Warrants (refer to Note 9. Warrants).
The Company entered into a series of Pre-PIPE Bridge Notes in an aggregate principal amount of $23,445 between July and August 2025. The Company accounted for the Pre-PIPE Bridge Notes under the fair value option and, accordingly, all issuance costs incurred in connection with the entry into the Pre-PIPE Bridge Agreement and the issuance of the Pre-PIPE Bridge Notes thereunder were expensed as incurred. The Company elected to record the Pre-PIPE Bridge Notes under the fair value option based on the short-term maturity of the Pre-PIPE Bridge Notes.
Prior to the Pre-PIPE Bridge Amendment (as defined below), the Pre-PIPE Bridge Notes accrued interest at a fixed rate of 12.0% per annum, compounded annually. All principal and accrued interest thereon was set to become due and payable upon demand by the purchasers thereof on or after July 2, 2026, unless earlier converted or repaid.
On August 13, 2025, and in connection with the Pre-Funded PIPE transaction (as defined below), the Company and the holders of the Pre-PIPE Bridge Notes amended the terms of the Pre-PIPE Bridge Notes to more closely align with those of the Pre-Funded PIPE Notes ("Pre-PIPE Bridge Amendment"). Because the Pre-PIPE Bridge Notes were accounted for under the fair value option, all amendment costs were expensed as incurred.
Following the Pre-PIPE Bridge Amendment, the Pre-PIPE Bridge Notes accrued interest at 12.0% per annum, compounded semi-annually, until the principal amount of the Pre-PIPE Bridge Notes and all interest accrued thereon were repaid or converted. The Pre-PIPE Bridge Amendment did not change the maturity date of the Pre-PIPE Bridge Notes.
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

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)
Pre-Funded PIPE
On August 13, 2025, the Company entered into a securities purchase agreement (“Pre-Funded PIPE Agreement”) with the purchasers party thereto, pursuant to which the Company agreed to sell, and the purchasers agreed to purchase, unsecured convertible promissory notes and common stock warrants.
Pursuant to the Pre-Funded PIPE Agreement, the Company issued $64,706 in aggregate principal amount of unsecured convertible promissory notes (the "Pre-Funded PIPE Notes") and common stock warrants (the "Pre-Funded PIPE Warrants") for total proceeds of $55,000, which were allocated between the Pre-Funded PIPE Notes and the Pre-Funded PIPE Warrants. The Company accounted for the Pre-Funded PIPE Notes under the fair value option and, accordingly, all issuance costs incurred in connection with the entry into the Pre-Funded PIPE Agreement and the issuance of the Pre-Funded PIPE Notes thereunder were expensed as incurred. The Company elected to record the Pre-Funded PIPE Notes under the fair value option based on the short-term maturity of the Pre-Funded PIPE Notes.
Additionally, the Pre-Funded PIPE Agreement contained a provision that gave a purchaser thereunder, who was an affiliate of Inflection Point, the right ("Purchaser Right") to require the Company to issue and sell up to $29,412 in aggregate principal amount of additional Pre-Funded PIPE Notes and accompanying Pre-Funded PIPE Warrants ("Purchaser Right Notes"). The Purchaser Right was exercisable at any time prior to December 31, 2025, so long as the BCA was not terminated, and expired unexercised on December 31, 2025. The Purchaser Right was a written call option accounted for initially and subsequently at fair value, with changes in fair value recognized in the condensed consolidated statements of operations. The Purchaser Right had a de minimis fair value as of the execution of the Pre-Funded PIPE Agreement and at its expiration on December 31, 2025.
On November 17, 2025, the Pre-Funded PIPE Agreement was amended to permit the issuance of incremental Pre-Funded PIPE Notes and Pre-Funded PIPE Warrants under the original terms of the Pre-Funded PIPE Agreement (the "Pre-Funded PIPE Amendment"). No terms of the issued and outstanding Pre-Funded PIPE Notes and Pre-Funded PIPE Warrants were modified in connection with the Pre-Funded PIPE Amendment. On November 18, 2025, pursuant to the Pre-Funded PIPE Amendment, the Company issued incremental Pre-Funded PIPE Notes to an existing holder of Pre-Funded PIPE securities in an aggregate principal amount of $10,893, together with accompanying Pre-Funded PIPE Warrants, for total proceeds of $9,259 which were allocated between the Pre-Funded PIPE Notes and the Pre-Funded PIPE Warrants. The Company accounted for the incremental Pre-Funded PIPE Notes under the fair value option and, accordingly, all amendment costs were expensed as incurred. The Company elected to record the incremental Pre-Funded PIPE Notes under the fair value option based on the short-term maturity of the Pre-Funded PIPE Notes.
The Pre-Funded PIPE Notes accrued interest at a fixed rate of 12.0% per annum, compounded semi-annually, until the principal amount of Pre-Funded PIPE Notes and all interest accrued thereon were repaid or converted. All principal and accrued interest thereon were set to become due and payable upon demand by the purchasers thereof on or after August 13, 2026, unless earlier converted or repaid.
Pursuant to the Pre-Funded PIPE Agreement and the terms of the Business Combination Agreement, in connection with the Closing of the Merger, the unpaid principal amount of Pre-Funded PIPE Notes, together with accrued unpaid interest thereon, automatically converted into shares of Series A Preferred Stock.
9. Warrants
The warrants issued in connection with the 2019 loan and security agreement (the "2019 LSA Warrants"), the 2021 LSA Warrants, and the 2024 LSA Warrants were determined to meet the criteria for liability classification pursuant to ASC 480 because the underlying warrant shares, the Company's redeemable convertible preferred stock, were redeemable outside the control of the Company and were accordingly classified as mezzanine equity. The 2019 LSA Warrants, 2021 LSA Warrants, and 2024 LSA Warrants were therefore required to be initially and subsequently measured at fair value with changes in fair value presented in the condensed consolidated statements of operations. In August 2025, in accordance with their terms, the holder of the 2024 LSA Warrants elected to exchange all of the 2024 LSA Warrants for Pre-PIPE Bridge Notes and accompanying Pre-PIPE Bridge Warrants. Therefore, none of the 2024 LSA Warrants were issued and outstanding immediately prior to the consummation of the Merger.
The 2024 LSA Amendment Warrants were determined to meet the criteria for liability classification pursuant to ASC 480 as the terms permitted the holder to exchange the 2024 LSA Amendment Warrants for instruments issued in any bridge

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)
financing occurring after their issuance date, which included the issuance of convertible debt instruments. The 2024 LSA Amendment Warrants were therefore required to be initially and subsequently measured at fair value with changes in fair value presented in the condensed consolidated statements of operations.
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
Pursuant to the terms of the Business Combination Agreement and immediately prior to the Merger, the 2019 LSA Warrants and 2021 LSA Warrants were automatically exercised on a cashless basis pursuant to their applicable terms for shares of the Company's Series Seed Prime redeemable convertible preferred stock and Series B Prime redeemable convertible preferred stock, respectively. In accordance with the terms thereof, the 2024 LSA Amendment Warrants were not exercised prior to the Merger and were exchanged for shares of Series A Preferred Stock and PIPE Warrants in connection with the Merger.
Pursuant to the terms of the Business Combination Agreement and the applicable terms thereof, the Pre-PIPE Bridge Warrants and the Pre-Funded PIPE Warrants were converted into PIPE Warrants to purchase shares of the Company's common stock in connection with the Merger. Additionally, PIPE Warrants were issued for cash in connection with the Closing PIPE.
The PIPE Warrants and the May 2026 PIPE Warrants were determined to meet the criteria for liability classification pursuant to ASC 815 because certain settlement adjustments prevent them from meeting the fixed-for-fixed equity classification criteria. The PIPE Warrants and the May 2026 PIPE Warrants are therefore required to be initially and subsequently measured at fair value with changes in fair value presented in the condensed consolidated statements of operations.
The following table summarizes the warrants to purchase common stock as of June 30, 2026:

	Shares Underlying Warrants	Class of Underlying Warrant Shares	Exercise Price Per Share	Expiration Date
PIPE Warrants(1)(2)	36,116,246	Common Stock	$6.67	March 31, 2031
May 2026 PIPE Warrants(1)	4,000,000	Common Stock	$6.67	May 1, 2031
(1) If on the twenty-first (21st) trading day following the date that is six months after the Closing Date, the 20-day volume-weighted average price of common stock is less than the exercise price then in effect, the exercise price shall be reduced to the greater of (i) such volume-weighted average price and (ii) $5.00. The exercise price of PIPE Warrants and May 2026 PIPE Warrants is also subject to certain customary adjustments for stock dividends and splits, dilutive issuances of common stock, subsequent rights offerings, pro rata distributions, and fundamental transactions.
(2) In connection with the May 2026 PIPE, a down round feature of the PIPE Warrants was triggered, reducing the per share strike price from $12.00 to $6.67.

During the three months ended June 30, 2026 and 2025, the Company recorded a loss on the change in fair value of warrant liabilities of $26,144 and $3,925, respectively. During the six months ended June 30, 2026 and 2025, the Company recorded a gain of $410 and a loss of $3,879 on the change in fair value of warrant liabilities, respectively. Refer to Note 5. Fair Value Measurements for further information.
10. Mezzanine Equity and Stockholders' Deficit
Reverse Recapitalization
All issued and outstanding shares of Legacy Merlin's redeemable convertible preferred stock automatically converted, on a one-to-one basis, into shares of Legacy Merlin common stock immediately prior to the consummation of the Merger. Upon

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)
the Closing of the Merger, all issued and outstanding shares of Legacy Merlin's common stock were exchanged for common stock at an exchange ratio of approximately 3.102.
The following table presents the impact of the exchange ratio on Legacy Merlin's redeemable convertible preferred stock, after the exercise of Legacy Merlin warrants to acquire its redeemable convertible preferred stock (refer to Note 9. Warrants), and the issuance of common stock following conversion of the redeemable convertible preferred stock:

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
Common Stock
As of June 30, 2026, the Company had 800,000,000 shares of $0.0001 par value common stock authorized. The voting, dividend and liquidation rights of the common stockholders are subject to, and qualified by, the rights, powers and preferences of the preferred stockholders and as designated by resolution of the Board of Directors. The holders of the common stock are entitled to one vote for each share of common stock held.
As of June 30, 2026, 699,407,840 shares of common stock are reserved for the conversion of Series A Preferred Stock, vesting of restricted stock units, and exercise of stock options, PIPE Warrants, and May 2026 PIPE Warrants.
Series A Preferred Stock
As of June 30, 2026, the Company had authorized 50,000,000 shares of Series A Preferred Stock, $0.0001 par value, each with a stated value of $12.00 ("Stated Value"). As described below, the sum of (i) the Stated Value, (ii) any dividends paid in-kind, and (iii) any cash dividends not yet paid shall be referred to herein as the "Accrued Value."
The Company's Series A Preferred Stock were issued in connection with the Closing PIPE (refer to Note 3. Reverse Recapitalization), the exchange of 2024 LSA Amendment Warrants (refer to Note 9. Warrants), and the conversion of Pre-PIPE Bridge and Pre-Funded PIPE Notes issued and outstanding as of the Closing Date (refer to Note 8. Debt).
For the six months ended June 30, 2026, certain holders of Series A Preferred Stock converted 3,065,884 shares of Series A Preferred Stock into 5,273,120 shares of common stock. As of June 30, 2026, 18,649,567 shares of Series A Preferred Stock remained outstanding.
In connection with the May 2026 PIPE, a down round feature of the Series A Preferred Stock was triggered, reducing the per share conversion price from $12.00 to $6.67 and the Company accordingly recognized a deemed dividend of $60,848. Because the Company has an accumulated deficit, the deemed dividend recognized in connection with the triggering of the down round feature does not affect the carrying amounts of the Company's mezzanine equity and stockholders' deficit as the increase in additional paid-in capital is offset with a corresponding decrease in additional paid-in capital, rather than a decrease in accumulated deficit.

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
Dividends
The Series A Preferred Stock accrue cumulative, semi-annually compounding dividends, and are accrued whether or not earned or declared and whether or not there are any earnings, profits, surplus, or other funds or assets available for payment thereof ("Series A Accrued Dividends"). Series A Accrued Dividends accrue on the Accrued Value of each share of Series A Preferred Stock, at the Company's election, (i) at 10.0% if paid in cash or (ii) at 12.0% if paid in-kind. The Company shall not make any dividends on any common stock unless the holders of Series A Preferred Stock also receive (i) all Series A Accrued Dividends and (ii) participating dividends on an as-converted basis.
Liquidation
In the event of liquidation, dissolution or winding up of the Company or upon the occurrence of a Deemed Liquidation Event (as defined in the Company's Certificate of Designation), the holders of Series A Preferred Stock shall be entitled to receive, prior to any payments to holders of common stock, the greater of (i) the Accrued Value and (ii) the amount that would have been payable to holders of Series A Preferred Stock as if such shares converted to common stock immediately prior to such event. After such preferential payments are made, the remaining assets of the Company are to be distributed amongst the holders of Series A Preferred Stock and common stock pro rata, on an as-converted basis. The total amount payable to holders of Series A Preferred Stock is hereinafter referred to as the "Liquidation Amount."
Conversion
Each share of Series A Preferred Stock is convertible at any time, at the option of the holder, into a whole number of shares of Company Stock determined by dividing (i) the Accrued Value by (ii) the then-applicable conversion price. The conversion price was initially $12.00, subject to customary adjustments for stock dividends and splits, dilutive issuances of common stock, subsequent rights offerings, pro rata distributions, and fundamental transactions. Additionally, if on the twenty-first (21st) trading day following the date that is six months after the Closing Date, the 20-day volume-weighted average price of common stock is less than the conversion price then in effect, the conversion price shall be reduced to the greater of (i) such volume-weighted average price and (ii) $5.00.
As noted above, the conversion price was reduced to $6.67 in connection with the May 2026 PIPE.

Put Rights
Unless prohibited by applicable laws, the Series A Preferred Stock is redeemable at the option of the holder commencing after the fifth anniversary of the Closing Date at a redemption price equal to the Accrued Value.
Call Rights
Unless prohibited by applicable laws, the Company shall retain the option to redeem the Series A Preferred Stock at any time, as follows:
•Prior to the first anniversary of the Closing Date, at a redemption price equal to 150% of the Accrued Value;
•On or after the first anniversary of the Closing Date, but before the second anniversary, at a redemption price equal to 140% of the Accrued Value;
•On or after the second anniversary of the Closing Date, but before the third anniversary, at a redemption price equal to 130% of the Accrued Value;
•On or after the third anniversary of the Closing Date, but before the fourth anniversary, at a redemption price equal to 120% of the Accrued Value;

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)
•On or after the fourth anniversary of the Closing Date, but before the fifth anniversary, at a redemption price equal to 110% of the Accrued Value;
•On or after the fifth anniversary of the Closing Date, at a redemption price equal to 100% of the Accrued Value.
11. Net Loss Per Share
The Company's Series A Preferred Stock is considered a participating security because it entitles holders to participate in dividends to common stockholders, on an as-converted basis. The participating securities do not have a contractual obligation to share in the losses of the Company. Therefore, net loss is fully attributable to the Company's common stockholders for the three and six months ended June 30, 2026 and 2025.
Basic net loss per share is computed by dividing net loss attributable to the Company's common stockholders by the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed by dividing net loss attributable to the Company's common stockholders by the weighted-average number of shares after adjusting for potential dilution related to the conversion of all dilutive securities into common stock.
The numerators and denominators of the basic and diluted net loss computations for the Company's common stock were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(58,427)	$(16,296)	$(148,846)	$(29,029)
Series A Preferred Stock dividends and accretion	(8,224)	—	(9,641)	—
Series A Preferred Stock deemed dividend on down round	(60,848)	—	(60,848)	—
Net loss attributable to common stockholders	$(127,499)	$(16,296)	$(219,335)	$(29,029)

Denominator:
Weighted average shares outstanding, basic and diluted	91,309,267	70,965,177	81,915,507	70,956,489

Net loss per share, basic and diluted	$(1.40)	$(0.23)	$(2.68)	$(0.41)
The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of June 30,
	2026	2025
Series A Preferred Stock	18,649,567	—
Stock options	8,172,229	7,595,058
Unvested RSUs	3,866,520	—
Warrants exercisable for common stock	40,116,246	25,181
2019 LSA Warrants	—	449,489
2021 LSA Warrants	—	251,805
2024 LSA Warrants	—	696,940
2024 LSA Conversion Feature	—	663,754
Total	70,804,562	9,682,227

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)
12. Stock-Based Compensation
On October 24, 2018, the Board of Directors adopted the Merlin Labs 2018 Equity Incentive Plan (the "2018 Plan"). Under the terms of the Plan, incentive stock options ("ISOs") may be granted to employees of the Company and nonqualified stock options or restricted stock awards may be granted to directors, consultants, employees and officers of the Company. As of March 16, 2026, the Company stopped issuing awards under the 2018 Plan.
On March 16, 2026, the Board of Directors adopted the 2026 Incentive Award Plan (the "Plan" and together with the 2018 Plan, the "Plans"). Under the terms of the Plan, stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash based awards may be granted to directors, consultants, employees, and officers of the Company. Incentive stock options ("ISOs") may only be granted to employees and officers employed by the Company. Additionally on March 16, 2026, the Board of Directors adopted the 2026 Employee Stock Purchase Plan (the "ESPP") pursuant to which eligible employees are granted the right to purchase common stock of the Company.

As of June 30, 2026, the Company's authorized common stock includes 42,546,878 shares of common stock reserved for the issuance of awards under the Plans and the ESPP, of which 30,508,129 shares are available for future grants.
Stock Options
The exercise price of ISOs cannot be less than the fair value of the Company's common stock on the date of grant or less than 110% of the fair value in the case of employees holding 10% or more of the voting stock of the Company. The options vest over a period determined by the Board of Directors, generally four years, and expire not more than 10 years from the date of grant.
Stock option activity under the Plan during the six months ended June 30, 2026 was as follows:

	Number of Options	Weighted Average Exercise Price (Per Share)	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	2,094,080	$5.73		$34,460
Retroactive application of recapitalization	4,400,730	(3.88)
Outstanding at December 31, 2025, as adjusted	6,494,810	1.85		34,460
Granted	3,263,050	7.59
Exercised	(1,121,023)	1.31		7,268
Expired	(393,294)	2.41
Forfeited	(71,314)	3.23
Outstanding at June 30, 2026	8,172,229	4.18	7.41	18,847
Exercisable at June 30, 2026	4,055,795	$1.65	5.34	$16,515
The weighted-average grant-date fair value of options granted during the six months ended June 30, 2026 and 2025 amounted to $3.80 and $3.69, respectively.
During the six months ended June 30, 2026 and 2025, option holders of the Company exercised 1,121,023 and 77,423 common stock options, respectively, in exchange for cash proceeds of $1,460 and $19, respectively.
The total intrinsic value of options exercised during the six months ended June 30, 2026 and 2025 amounted to $7,268 and $171, respectively.
As of June 30, 2026, there is $10,749 of unrecognized compensation expense related to unvested stock option arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.07 years.

The Company uses the Black-Scholes option-pricing model to value option grants on the date of grant and to determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management's best estimations. Prior to the Merger, the Company based its expected volatility on the volatilities of certain

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)
publicly-traded peer companies as it was a privately-held company and therefore lacked company-specific historical and implied volatility information. After the Merger, the Company intends to continue to consistently use the same group of publicly traded peer companies to determine volatility in the future until such time that sufficient information regarding the volatility of the Company's share price becomes available or that the selected companies are no longer suitable for this purpose. The risk-free interest rate used for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.
The expected term of options granted is determined based on the average of the vesting term and the contractual lives of all options awarded. The expected dividend yield assumption is based on the Company's history and expectation of dividend payouts.
In determining the exercise prices for options granted, the Company has considered the fair value of the common stock as of the measurement date. Prior to the Merger, the fair value of the common stock had been determined by management with consideration to a third-party valuation, which contemplates a broad range of factors, including the illiquid nature of the investment in the Company's common stock, the Company's historical financial performance and financial position, the Company's future prospects and opportunity for liquidity events and recent sale and offer prices of common and redeemable convertible preferred stock, if any, in private transactions negotiated at arm's length.
The following table provides the assumptions used in determining the fair value of the stock option awards:

Six Months Ended June 30,
	2026	2025
Risk-free interest rate	3.89%-4.31%	4.01%-4.06%
Expected dividend yield	—%	—%
Expected volatility	42.25%-56.50%	45.67%-47.78%
Expected life in years	5.00-6.08	5.18-5.99
Fair value of Common Stock	$5.69-$11.73	$3.60-$3.77
Restricted Stock Units
Each restricted stock unit ("RSU") represents the right to receive one share of the Company's common stock upon vesting. RSUs awarded under the Plan vest in accordance with the vesting schedule set forth in the applicable Grant Notice and are generally subject to forfeiture in the event of termination of employment prior to vesting dates. The Company recognizes stock-based compensation expense for the RSUs equal to the grant date fair value of the awards on a straight-line basis over the requisite service period and recognizes forfeitures as they occur. The fair value of RSUs granted by the Company is equal to the Company's closing stock price on the date of the grant.

RSU activity under the Plan during the six months ended June 30, 2026 was as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value
Unvested as of December 31, 2025	—	$—	$—	$—
Granted	4,013,759	6.75
Vested	(121,989)	6.64
Forfeited	(25,250)	6.64
Unvested as of June 30, 2026	3,866,520	$6.76	1.52	$22,000

As of June 30, 2026, there is $24,581 of unrecognized compensation expense related to unvested RSU arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.22 years.

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)
During the six months ended June 30, 2026 and 2025, stock-based compensation expense amounted to $5,903 and $946, respectively, which is included in the condensed consolidated statements of operations.

Total stock-based compensation expense as presented within the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$289	$210	$530	$261
Research and development	3,065	59	3,254	444
General and administrative	1,017	154	1,873	228
Selling and marketing	237	9	245	13
Total	$4,608	$433	$5,903	$946

During the six months ended June 30, 2026, the Company granted and issued 100,000 shares of common stock to non-employees, which were valued on the grant date based on the opening price of MRLN.

13. Income Taxes
The Company recorded a provision for income taxes of $125 and $1 for the three months ended June 30, 2026 and 2025, respectively, yielding effective tax rates of (0.21)% and (0.01)%, respectively.

The Company recorded a provision for income taxes of $173 and $1 for the six months ended June 30, 2026 and 2025, respectively, yielding effective tax rates of (0.12)% and —%, respectively.
The Company is subject to income tax in the U.S. as well as other tax jurisdictions in which it conducts business. The Company's effective tax rates for the six months ended June 30, 2026 and 2025 differs from the U.S. statutory rate primarily due to the effect of the valuation allowance recorded against the Company's net operating losses.

As of June 30, 2026 and December 31, 2025, the Company had not recognized any liabilities for uncertain tax positions in its unaudited condensed consolidated financial statements. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.
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
In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company's indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. As of June 30, 2026 and December 31, 2025, no amounts have been accrued related to such indemnification provisions.
15. Segment and Geographic Information
The Company operates as a single operating and reportable segment. The CODM uses consolidated net loss to evaluate performance, allocate resources, set incentive compensation targets, and plan for future periods. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets.

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)
The following table presents the significant segment expenses, which were regularly provided to the CODM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$2,194	$3,107	$3,195	$3,975
Significant segment expenses:
Personnel	(16,810)	(7,327)	(27,627)	(14,327)
Travel and entertainment	(1,171)	(583)	(2,040)	(1,130)
Consulting and professional services	(11,417)	(3,960)	(26,934)	(7,118)
Aircraft expense	(1,436)	(707)	(2,332)	(1,047)
Software	(1,868)	(636)	(2,778)	(1,170)
Facilities	(1,074)	(323)	(1,595)	(795)
Other expenses	(1,976)	(345)	(3,626)	(1,009)
Depreciation	(712)	(390)	(1,129)	(770)
Contract loss provision	(155)	—	—	—
Benefit from contract loss provision	738	156	4,018	828
Benefit from research and development agreement	150	—	300	150
Total significant segment expenses	(35,731)	(14,115)	(63,743)	(26,388)
Other segment expenses:
Interest income	1,447	131	1,964	432
Interest expense	—	(1,342)	(9)	(2,957)
Other expense	(68)	(151)	(196)	(211)
Change in fair value of warrant liabilities	(26,144)	(3,925)	410	(3,879)
Change in fair value of convertible promissory notes	—	—	(87,824)	—
Change in fair value of long-term debt	—	—	(2,470)	—
Total other segment expenses	(24,765)	(5,287)	(88,125)	(6,615)
Loss before provision for income taxes	(58,302)	(16,295)	(148,673)	(29,028)
Provision for income taxes	125	1	173	1
Net loss	$(58,427)	$(16,296)	$(148,846)	$(29,029)
Property and equipment, net and operating lease right-of-use assets, net by geographic area were as follows:

	As of:
	June 30, 2026	December 31, 2025
United States	$8,471	$4,541
New Zealand	4,813	3,546
Total	$13,284	$8,087
16. Defined Contribution Plan
The Company sponsors a defined contribution plan covering substantially all of its employees who meet certain eligibility requirements. The Company, at the discretion of the Board of Directors, may make contributions to the plan. During the three months ended June 30, 2026 and 2025, the Company made contributions to the plan in the amounts of $12 and $54, respectively. During the six months ended June 30, 2026 and 2025, the Company made contributions to the plan in the amounts of $71 and $107, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of Merlin's financial condition and results of operations includes information that Merlin’s management believes is relevant to an assessment and understanding of Merlin’s consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements included in this Quarterly Report and our audited financial statements, unaudited pro forma financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” filed as Exhibit 99.1, Exhibit 99.2 and Exhibit 99.3, respectively, to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2026 (the “Super 8-K”). This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Merlin’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report and the section titled “Risk Factors” in our other SEC filings.
On August 13, 2025, Inflection Point Acquisition Corp. IV (f/k/a Bleichroeder Acquisition Corp. I), a Cayman Islands exempted company (“Inflection Point”), entered into a Business Combination Agreement, dated as of August 13, 2025 (as amended on March 14, 2026, the "Business Combination Agreement"), by and among Inflection Point, IPDX Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Inflection Point ("Merger Sub"), and Merlin Labs, Inc. (referred to herein prior to the Business Combination as "Legacy Merlin" and subsequent to the Business Combination as "Merlin Labs"). On March 16, 2026 (the "Closing Date"), as contemplated by the Business Combination Agreement, Inflection Point, Merger Sub, and Legacy Merlin consummated the transactions contemplated by the Business Combination Agreement and its related agreements (collectively, the "Business Combination"), pursuant to which, among other things, Merger Sub merged with and into Legacy Merlin (the "Merger"), with Merlin Labs continuing as the surviving corporation and a wholly-owned subsidiary of the Company, as further described below.
Unless the context otherwise requires, all references in this section to “we”, “us”, “our”, “Merlin”, or the “Company” refer to Merlin Labs, Inc. and its subsidiaries prior to the consummation of the Business Combination, and after the consummation of the Business Combination, Merlin, Inc. and its subsidiaries.
Overview
Our vision is to be at the forefront of advancing autonomous flight technology and position ourselves as the leading U.S.-based developer of autonomy solutions for fixed-wing aircraft. Our non-human pilot system, Merlin Pilot, integrates advanced hardware and software to deliver a comprehensive autonomous flight solution that spans the entire flight process, from takeoff to touchdown. By enabling an aircraft to operate with reduced crew or autonomously, we believe Merlin Pilot can significantly enhance flight efficiency, enabling more flights per day or optimized routes, thereby reducing operational costs. This could translate to potential savings of millions of dollars per aircraft annually, offering substantial financial benefits to large fleet operators.
We believe that Merlin Pilot not only addresses the global pilot shortage but has the potential to enhance flight safety, offering a compelling economic model with diverse revenue streams, including hardware integration and recurring, high-margin software support. Our extensive portfolio of proprietary intellectual property combines artificial intelligence with traditional high-assurance flight controls, positioning us to capitalize on the growing trends of autonomous systems and next-generation aviation.
We are currently growing our team of engineers with deep expertise in autonomy and certified software for both military and civilian applications. We are a prime contractor on an Indefinite Delivery, Indefinite Quantity (“IDIQ”) contract with a ceiling value of up to $105 million. Our active certification program includes an issued certification basis and a certification-conformed system with approved military airworthiness plans, underscoring our commitment to delivering reliable and safe autonomous flight solutions.
The Merlin Pilot is an advanced automation system in development to enable full autonomous flight from takeoff to touchdown. It utilizes a comprehensive array of sensor technologies to assess the aircraft’s state and its surrounding environment, allowing it to navigate effectively and recommend trajectory adjustments as necessary.
Our go-to-market strategy is designed around mastering traditional aircraft markets and building a solid foundation of revenue and expertise. Our goal is to sell to both the military and civilian sectors.
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
We plan to deploy the first Merlin Pilot on either commercial or military aircraft within the next three years. We incurred net losses of $58,427 and $16,296 for the three months ended June 30, 2026 and 2025, respectively. We incurred net losses of $148,846 and $29,029 for the six months ended June 30, 2026 and 2025, respectively. We expect to continue to generate losses over the next few years as we continue to invest in research and development, expand our facilities and expand the technical capabilities of our engineering function. We expect that our existing cash and cash equivalents will be sufficient to meet our capital expenditure and working capital requirements for a period of at least twelve months from the issuance of this Quarterly Report.
Our Business Model
We intend to deploy a hybrid hardware installation and software integration business model whereby we expect to generate revenue from the sale and installation of Merlin Pilot to flight operators necessary for autonomous flight and from the fees associated with providing software support to such operators. We also expect to generate additional revenue from the sale of ancillary services related to operating a fleet of autonomous aircraft. Below is a summary of each of these revenue streams:
•Merlin Pilot Sale and Installation Fees: The anticipated revenue stream from the sale and installation of Merlin Pilot includes licensing or technology fees for the installation and implementation of our technology on an aircraft. This type of revenue would be incurred one time, would be non-recurring and would vary based on the aircraft type. Over time, we expect to be able to scale our engineering and technical installation and implementation capabilities to reduce costs and increase our margins on this type of revenue.
•Software Support Fees: The anticipated revenue stream from software support includes fees generated from providing ongoing technical and operational support to the Merlin Pilot. Under our business model, anticipated software license agreements would typically include a lifetime right of use and would not provide for any support or maintenance to be provided by the Company for the term of the agreement. However, we will offer these services to our customers for additional fees, which we intend to invoice either monthly or annually, depending on the agreement reached with each customer. As such, revenue incurred from support and maintenance will be categorized separately from the revenue originally incurred in selling and implementing the Merlin Pilot on each aircraft.
•Ancillary Fees: We also intend to offer ancillary services designed to meet the needs of our customers. In doing so, we intend to take advantage of the insights we are able to generate from the deployment of our technology to generate additional income with minimal incremental cost. The ancillary services we currently intend to offer include software upgrades and support, which are designed to enhance the autopilot experience, enhanced customer assistance and trainings and data insights that can further optimize routes and individual aircraft performance. We will continue to analyze the possibility of offering additional services as we scale, and the pricing of such services will depend on their widespread acceptance, regulatory approvals and the costs associated with offering such services.
While we expect to generate revenues from each of the three revenue streams discussed above, we do not expect to generate revenues from all three simultaneously until we have achieved scale in our business. Rather, our growth strategy is structured around a phased implementation approach to ensure efficient deployment and scalability of our business model:
Phase 1 — Adapt: During this phase, our engineers are tailoring the core Merlin Pilot system to specific platforms and mission profiles. This phase involves non-recurring engineering funding for each aircraft type with a scalable engineering process over time.
Phase 2 — Integrate: During this phase, the Merlin Pilot system will be integrated onto customer platforms. We may use integration partners, which would allow us to scale our programs effectively.
Phase 3 — License: During this phase, we will offer “Autonomy as a Service” to our installed base of aircraft at a pre-negotiated annual rate, which includes software updates and ongoing support for the Merlin software.
Once we have achieved scale, we expect to generate concurrent revenue from all three of the revenue streams listed above as we deploy our technology across both military and civilian sectors, including both in the United States and globally.

Key Factors Affecting Our Performance
We believe that our future success and financial performance depend on a number of factors that present significant opportunities for our business, but also pose risks and challenges, including those described below in the section of the Prospectus entitled “Risk Factors” and in our other SEC filings.
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
We are developing a pipeline of potential customers and partners that we expect will play an integral role in bringing our technology to market. We currently depend on the U.S. government for funding given that it is our single and largest customer. If the U.S. government were to stop supporting the initial development of our technology for military aircraft, our ability to commence and expand commercial operations, including across the civilian sector, would be significantly impaired. Additionally, global conflicts, such as the Russia-Ukraine conflict and ongoing U.S. and Israeli operations in Iran, have created and may continue to create significant global economic uncertainty. While this uncertainty has resulted in a greater need for our technology in the military sector, it may ultimately impact the deployment of our technology across the civilian sector, particularly if it results in a decrease in global travel and airfare.
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
Over time, we expect political support for military innovation and technology to increase, particularly as the military adopts cutting edge technologies such as autonomous flight. If political support for prioritizing the development of military technology decreases, including due to policy changes by current or future administrations and changing congressional funding priorities, we may be unable to secure continued government funding, which would adversely affect our business, development timeline, and financial condition.
Our ability to obtain and maintain regulatory approvals at the federal, state and local levels
Our capacity for continued growth and ability to achieve and maintain profitability depends in large part on our ability to operate effectively in multiple jurisdictions, including at the international, federal and local level. The federal government, along with each local jurisdiction (such as states, counties and townships) in which we operate, has unique regulatory dynamics. These include laws and regulations that can directly or indirectly affect our ability to operate across various jurisdictions, particularly as they relate to autonomous commercial aircraft, as well as matters related to insurance requirements and community support. We believe that we have an industry-leading licensing team of professionals who are in regular communication with the U.S. Federal Aviation Administration and other regulators, and our success will depend on our licensing team’s ability to continue to obtain and maintain regulatory approvals in the ordinary course of business.

Our ability to expand our product and service offerings
We intend to offer customers a diversified suite of services throughout the life of the autonomous aircraft, beginning when we have successfully installed the Merlin Pilot and it begins to be deployed by our customers. Our suite of services is envisioned to include multifaceted offerings, whereby we intend to provide customers with critical services related to the deployment of our technology across the life of the aircraft. We expect that, as we refine our services offering as it is deployed by the U.S. Air Force, the number of services we offer and the percentage of revenue we generate from our service offerings will continue to grow. We anticipate that our service offering will have high penetration rates across our future clients and will provide consistent, recurring revenues throughout the expected life of an aircraft. If we are unable to expand our product services offerings, it would adversely affect our business, development timeline, and financial condition.
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
Macroeconomic considerations
Macroeconomic conditions, such as high inflation and elevated interest rates, continue to be sources of volatility and uncertainty for global economic activity, and may affect our project costs and operations, as well as demand for the Merlin Pilot. Ongoing geopolitical conflicts in Ukraine, and the Middle East, and tensions in United States-China relations may drive further economic instability and inflationary pressures, as well as increase risks for commercial and military aircraft. In the case of the military sector, these geopolitical conflicts have and may continue to impact the need for technological advances to keep the U.S. military at the forefront of the industrial world, which are generally beneficial for our business. However, such conflicts could also significantly impact commercial airline operations, which could negatively impact us in the future.
Components of Our Results of Operations
Revenue
We generate revenue from long-term contracts for the integration, testing, and delivery of our Merlin Pilot software and supporting hardware. In order to satisfy these contracts, we undertake engineering for research, design, development, manufacturing, integration and sustainment of advanced auto-piloting technology.
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
Contract Loss Adjustments
We record a contract loss provision liability when the estimated total costs of any contracts are greater than the net contract revenues and recognize the entire estimated loss in the period the loss becomes known. As part of our periodic reassessment of the estimated cost to deliver on these contracts, if we determine the estimated costs will be lower, we may adjust this contract loss provision to reflect the revised estimate.

Research and Development
Research and development expenses consist primarily of personnel-related costs for our development team, including salaries, benefits, bonuses, allocated overhead costs, and stock-based compensation expenses. Research and development expenses also include contractor or professional services fees and third-party cloud infrastructure expenses incurred in developing our product offerings. In the near term, we expect that our research and development expenses will increase as we continue to invest in our product offerings and development capabilities, although these expenses may fluctuate as a percentage of our revenue from period to period. Research and development expense is reduced for amounts received by the Company in connection with research and development agreements with third parties, where the Company is paid for research and development activities.
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
Selling and Marketing
Selling and marketing expenses consist of personnel-related costs directly associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions, allocated overhead costs, and stock-based compensation. Selling and marketing expenses also include advertising costs and other expenses associated with our marketing and business development programs. In addition, selling and marketing expenses consist of travel-related expenses, software services dedicated for use by our sales and marketing organizations and outside services contracted for sales and marketing purposes.
Interest Income
Interest income consists of interest income earned on cash and cash equivalents balances held in interest-bearing time and money market mutual accounts.
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Revenue	$2,194	$3,107	$3,195	$3,975
Cost of revenue	2,090	3,066	3,729	3,780
Contract loss adjustments	223	—	(2,229)	—
Gross profit (loss)	(119)	41	1,695	195
Operating expenses:
Research and development	16,387	6,856	30,477	13,534
General and administrative	15,576	3,804	29,668	8,326
Selling and marketing	1,455	389	2,098	748
Total operating expenses	33,418	11,049	62,243	22,608
Loss from operations	(33,537)	(11,008)	(60,548)	(22,413)
Other (expense) income:
Interest income	1,447	131	1,964	432
Interest expense	—	(1,342)	(9)	(2,957)
Other expense	(68)	(151)	(196)	(211)
Change in fair value of warrant liabilities	(26,144)	(3,925)	410	(3,879)
Change in fair value of convertible promissory notes	—	—	(87,824)	—
Change in fair value of long-term debt	—	—	(2,470)	—
Total other expense	(24,765)	(5,287)	(88,125)	(6,615)
Loss before provision for income taxes	(58,302)	(16,295)	(148,673)	(29,028)
Provision for income taxes	125	1	173	1
Net loss	$(58,427)	$(16,296)	$(148,846)	$(29,029)

Comparison of the three months ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,
($ in thousands)	2026	2025	Change	% Change
U.S. government agencies	$2,134	$3,074	$(940)	(30.6)%
Commercial and non-U.S. government customers	60	33	27	81.8%
Total	$2,194	$3,107	$(913)	(29.4)%
Revenue for the three months ended June 30, 2026 decreased by $913 thousand, or 29.4%, to $2,194 thousand compared to $3,107 thousand for the three months ended June 30, 2025. This decrease was primarily due to the completion of one phase of our USSOCOM Contract and the beginning of a new phase of the contract during the three months ended June 30, 2026.

Cost of Revenue

	Three Months Ended June 30,
($ in thousands)	2026	2025	Change	% Change
Cost of revenue	$2,090	$3,066	$(976)	(31.8)%
Cost of revenue for the three months ended June 30, 2026 decreased by $976 thousand, or 31.8%, to $2,090 thousand compared to $3,066 thousand for the three months ended June 30, 2025. This decrease was primarily the result of increased benefit recognized from the contract loss provision, as the related expenses were accelerated and previously recognized in prior periods, and lower subcontractor costs incurred related to the delivery on our USSOCOM Contract as one phase of the project was completed during the three months ended June 30, 2026.
Contract Loss Adjustments

	Three Months Ended June 30,
($ in thousands)	2026	2025	Change	% Change
Contract loss adjustments	$223	$—	$223	—%
Contract loss adjustments for the three months ended June 30, 2026 increased by $223 thousand as a result of the increase in the contract loss provision related to our USSOCOM Contract. The increase in the contract loss provision is the result of a revision of our estimate of total costs required to deliver on an additional phase of the contract.
Operating Expenses
Research and Development

	Three Months Ended June 30,
($ in thousands)	2026	2025	Change	% Change
Research and development	$16,387	$6,856	$9,531	139.0%
Research and development expenses for the three months ended June 30, 2026 increased by $9,531 thousand, or 139.0% to $16,387 thousand compared to $6,856 thousand in the three months ended June 30, 2025, due to increasing personnel related expenses from hiring of new and highly-skilled engineering talent, outsourcing to an increased number of subject matter experts identified specifically to solve unique engineering challenges, and increased equipment and material costs.
General and Administrative

	Three Months Ended June 30,
($ in thousands)	2026	2025	Change	% Change
General and administrative	$15,576	$3,804	$11,772	309.5%
General and administrative expenses for the three months ended June 30, 2026 increased by $11,772 thousand, or 309.5% to $15,576 thousand compared to $3,804 thousand in the three months ended June 30, 2025. This was primarily due to an increase in legal, accounting, and other consulting and corporate expenses as a result of the Merger and operating as a public company.

Selling and Marketing

	Three Months Ended June 30,
($ in thousands)	2026	2025	Change	% Change
Selling and marketing	$1,455	$389	$1,066	274.0%
Selling and marketing expenses for the three months ended June 30, 2026 increased by $1,066 thousand, or 274.0%, to $1,455 thousand compared to $389 thousand in the three months ended June 30, 2025. This was primarily due to increased advertising costs and increased personnel expenses.
Interest Income

	Three Months Ended June 30,
($ in thousands)	2026	2025	Change	% Change
Interest income	$1,447	$131	$1,316	1,004.6%
Interest income for the three months ended June 30, 2026 increased by $1,316 thousand to $1,447 thousand compared to $131 thousand in the three months ended June 30, 2025, primarily due to higher average cash and cash equivalent balances held in interest bearing money market mutual funds during the three months ended June 30, 2026 due to the receipt of proceeds from the Merger on March 16, 2026 and the May 2026 PIPE.
Interest Expense

	Three Months Ended June 30,
($ in thousands)	2026	2025	Change	% Change
Interest expense	$—	$(1,342)	$1,342	(100.0)%
Interest expense for the three months ended June 30, 2026 decreased by $1,342 thousand, or 100.0%, from $1,342 thousand in the three months ended June 30, 2025. This decrease is driven by the Company's 2024 LSA Loans which were outstanding during the three months ended June 30, 2025 but were extinguished at the time of the Merger and were not outstanding during the three months ended June 30, 2026.
Other Expense

	Three Months Ended June 30,
($ in thousands)	2026	2025	Change	% Change
Other expense	$(68)	$(151)	$83	(55.0)%
Other expense for the three months ended June 30, 2026 decreased by $83 thousand, or 55.0%, to $68 thousand compared to $151 thousand in the three months ended June 30, 2025, primarily driven by a decrease in foreign currency losses and the receipt of insurance proceeds during the three months ended June 30, 2026.
Change in Fair Value of Warrant Liabilities

	Three Months Ended June 30,
($ in thousands)	2026	2025	Change	% Change
Change in fair value of warrant liabilities	$(26,144)	$(3,925)	$(22,219)	566.1%
Change in fair value of warrant liabilities for the three months ended June 30, 2026 resulted in an increased loss of $22,219 to $26,144 thousand compared to $3,925 thousand in the three months ended June 30, 2025, primarily due to the May 2026 PIPE triggering a down round adjustment in the Company's previously issued and outstanding liability-classified warrants and the issuance of additional liability-classified warrants in the May 2026 PIPE.

Provision For Income Taxes

	Three Months Ended June 30,
($ in thousands)	2026	2025	Change	% Change
Provision for income taxes	$125	$1	$124	12,400.0%
Provision for income tax expense for the three months ended June 30, 2026 increased by $124 thousand to $125 thousand compared to the three months ended June 30, 2025. This increase in provision for income taxes is primarily driven by an increase in foreign tax expenses for the Merlin Labs NZ Limited entity.
Comparison of the six months ended June 30, 2026 and 2025
Revenue

	Six Months Ended June 30,
($ in thousands)	2026	2025	Change	% Change
U.S. government agencies	$3,083	$3,911	$(828)	(21.2)%
Commercial and non-U.S. government customers	112	64	48	75.0%
Total	$3,195	$3,975	$(780)	(19.6)%
Revenue for the six months ended June 30, 2026 decreased by $780 thousand, or 19.6%, to $3,195 thousand compared to $3,975 thousand for the six months ended June 30, 2025. This decrease was primarily due to additional work being completed under our USSOCOM Contract during the six months ended June 30, 2025 and completion of a phase of that contract during the six months ended June 30, 2026.
Cost of Revenue

	Six Months Ended June 30,
($ in thousands)	2026	2025	Change	% Change
Cost of revenue	$3,729	$3,780	$(51)	(1.3)%
Cost of revenue for the six months ended June 30, 2026 decreased by $51 thousand, or 1.3%, to $3,729 thousand compared to $3,780 thousand for the six months ended June 30, 2025. This decrease was primarily the result of increased benefit recognized from the contract loss provision, as the related expenses were accelerated and previously recognized in prior periods, and was offset by higher subcontractor and internal costs incurred associated with delivery on our USSOCOM Contract as one phase of the project was completed during the six months ended June 30, 2026.

Contract Loss Adjustments

	Six Months Ended June 30,
($ in thousands)	2026	2025	Change	% Change
Contract loss adjustments	$(2,229)	$—	$(2,229)	—%
Contract loss adjustments for the six months ended June 30, 2026 increased to $2,229 thousand compared to none for the six months ended June 30, 2025, due to our revision of the estimate of total internal and subcontractor costs to be incurred in the delivery of a phase of the USSOCOM Contract which resulted in the recognition of a favorable adjustment to the contract loss provision of $2,229 thousand for the six months ended June 30, 2026. The favorable contract loss adjustment for the six months ended June 30, 2026 was offset by an additional loss provision of $502 related to the Company's revised estimate of the costs to complete a separate phase of the USSOCOM Contract.

Operating Expenses
Research and Development

	Six Months Ended June 30,
($ in thousands)	2026	2025	Change	% Change
Research and development	$30,477	$13,534	$16,943	125.2%
Research and development expenses for the six months ended June 30, 2026 increased by $16,943 thousand, or 125.2% to $30,477 thousand compared to $13,534 thousand in the six months ended June 30, 2025, due to increasing personnel-related expenses from hiring of new and highly-skilled engineering talent, outsourcing to an increased number of subject matter experts identified specifically to solve unique engineering challenges, and increased equipment and material costs.
General and Administrative

	Six Months Ended June 30,
($ in thousands)	2026	2025	Change	% Change
General and administrative	$29,668	$8,326	$21,342	256.3%
General and administrative expenses for the six months ended June 30, 2026 increased by $21,342 thousand, or 256.3% to $29,668 thousand compared to $8,326 thousand in the six months ended June 30, 2025. This was primarily due to an increase in legal, accounting, and other consulting and corporate expenses as a result of the Merger and operating as a public company.

	Six Months Ended June 30,
($ in thousands)	2026	2025	Change	% Change
Selling and marketing	$2,098	$748	$1,350	180.5%
Selling and marketing expenses for the six months ended June 30, 2026 increased by $1,350 thousand, or 180.5%, to $2,098 thousand compared to $748 thousand in the six months ended June 30, 2025, primarily due to increased advertising costs.
Interest Income

	Six Months Ended June 30,
($ in thousands)	2026	2025	Change	% Change
Interest income	$1,964	$432	$1,532	354.6%
Interest income for the six months ended June 30, 2026 increased by $1,532 thousand, or 354.6%, to $1,964 thousand compared to $432 thousand in the six months ended June 30, 2025, primarily due to higher average cash and cash equivalent balances held in interest bearing money market mutual funds during the six months ended June 30, 2026 due to the receipt of proceeds from the Merger on March 16, 2026 and the May 2026 PIPE.
Interest Expense

	Six Months Ended June 30,
($ in thousands)	2026	2025	Change	% Change
Interest expense	$(9)	$(2,957)	$2,948	(99.7)%
Interest expense for the six months ended June 30, 2026 decreased by $2,948 thousand, or 99.7%, to $9 thousand compared to $2,957 thousand in the six months ended June 30, 2025, primarily related to the Company’s election to recognize our term loans (2024 LSA) and related interest costs under the fair value option starting in July 2025. As a result, $956 thousand of cash interest expense related to the 2024 LSA was recognized as a change in fair value of long-term debt rather than in interest expense during the six months ended June 30, 2026.
Other Expense

	Six Months Ended June 30,
($ in thousands)	2026	2025	Change	% Change
Other expense	$(196)	$(211)	$15	(7.1)%
Other expense for the six months ended June 30, 2026 decreased by $15 thousand, or 7.1%, to $196 thousand compared to $211 thousand in the six months ended June 30, 2025, primarily driven by the receipt of insurance proceeds, offset by an increase in foreign currency losses during the six months ended June 30, 2026.

Change in Fair Value of Warrant Liabilities

	Six Months Ended June 30,
($ in thousands)	2026	2025	Change	% Change
Change in fair value of warrant liabilities	$410	$(3,879)	$4,289	(110.6)%
Change in fair value of warrant liabilities for the six months ended June 30, 2026 resulted in a gain of $410 thousand compared to a loss $3,879 thousand in the six months ended June 30, 2025. During the three months ended March 31, 2026, we recognized a gain of $26,555 thousand on change in fair value of warrant liabilities which primarily related to the remeasurement of our warrant liabilities immediately prior to the Merger. This gain was then offset with a loss of $26,144 thousand during the three months ended June 30, 2026, which primarily related to our issuance of additional liability-classified warrants and a down round feature in our warrants being triggered in connection with the May 2026 PIPE.
Change in Fair Value of Convertible Promissory Notes

	Six Months Ended June 30,
($ in thousands)	2026	2025	Change	% Change
Change in fair value of convertible promissory notes	$(87,824)	$—	$(87,824)	—%
Change in fair value of convertible promissory notes for the six months ended June 30, 2026 increased to $87,824 thousand compared to the six months ended June 30, 2025, due to the issuance of convertible promissory notes related to the Pre-PIPE Bridge and the Pre-Funded PIPE and the completion of the Merger on March 16, 2026.
Change in Fair Value of Long-term Debt

	Six Months Ended June 30,
($ in thousands)	2026	2025	Change	% Change
Change in fair value of long-term debt	$(2,470)	$—	$(2,470)	—%
Loss on change in fair value of long-term debt for the six months ended June 30, 2026, increased to $2,470 thousand compared to the six months ended June 30, 2025, due to the election of the fair value option for our amended term loans (2024 LSA) in July 2025. The increase in the loss on change in fair value of long-term debt is driven by remeasurement of our 2024 LSA Loans, together with interest accrued thereon.

Provision For Income Taxes

	Six Months Ended June 30,
($ in thousands)	2026	2025	Change	% Change
Provision for income taxes	$173	$1	$172	17,200.0%

Provision for income tax expense for the six months ended June 30, 2026 increased by $172 thousand to $173 thousand compared to $1 thousand in the six months ended June 30, 2025. This increase in provision for income taxes is primarily driven by an increase in foreign tax expenses for the Merlin Labs NZ Limited entity.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. GAAP, we believe that EBITDA and Adjusted EBITDA, non-GAAP financial measures, provide investors with additional useful information in evaluating our performance. We define EBITDA as net loss before interest expense or income, income tax expense or benefit, and depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted for (i) stock-based compensation expense, (ii) equity-based compensation expense for non-employees, (iii) changes in fair value of warrant liabilities, (iv) changes in fair value of financial instruments accounted for at fair value, and (v) transaction and merger-related costs. We exclude stock-based compensation expense and equity-based payments to non-employees because they are non-cash charges that can vary significantly based on the timing and size of equity awards. Changes in fair value of warrant liabilities reflect periodic non-cash mark-to-market adjustments that will recur each reporting period as long as warrants remain outstanding and are excluded because they are not reflective of our core operating performance. Changes in fair value of convertible promissory notes and long-term debt relate to instruments that were settled in connection with the Merger and are excluded because they are non-cash and are not expected to recur in future periods. Transaction and merger-related costs are excluded because they relate to specific non-recurring corporate events and are not indicative of our ongoing operating performance.

We believe that each of these non-GAAP financial measures provides useful supplemental information to management and investors in evaluating our operations and, when considered with both our U.S. GAAP results and the reconciliation to net loss, the most directly comparable U.S. GAAP financial measure, provides a more complete understanding of our business than could be obtained absent this disclosure. We use these non-GAAP financial measures, together with U.S. GAAP financial measures, such as revenue, gross profit margins and cash flow from operations, to assess our historical and prospective operating performance, to provide meaningful comparisons of operating performance across periods, to enhance our understanding of our operating performance, and to compare our performance to that of our peers and competitors.
The non-GAAP financial measures are presented here because we believe they are useful to investors in assessing the operating performance of our business without the effect of non-cash items, and other items as detailed above. However, these non-GAAP financial measures should not be considered in isolation or as alternatives to net income (loss), income (loss) from operations or any other measure of financial performance calculated and presented in accordance with U.S. GAAP. Our non-GAAP financial measures may not be comparable to similarly titled measures reported by other companies because other companies may not calculate such measures in the same manner as we do.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure presented in accordance with U.S. GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025

Net loss	$(58,427)	$(16,296)	$(148,846)	$(29,029)
Depreciation	712	389	1,129	770
Amortization of right-of-use assets	342	183	551	366
Interest income	(1,447)	(131)	(1,964)	(432)
Interest expense	—	1,342	9	2,957
Provision for income taxes	125	1	173	1
EBITDA	(58,695)	(14,512)	(148,948)	(25,367)
Stock-based compensation	4,608	433	5,903	946
Equity-based payments to non-employees	109	—	752	—
Change in fair value of warrant liabilities	26,144	3,925	(410)	3,879
Change in fair value of convertible promissory notes	—	—	87,824	—
Change in fair value of long-term debt	—	—	2,470	—
Transaction costs	—	—	1,236	—
Adjusted EBITDA	$(27,834)	$(10,154)	$(51,173)	$(20,542)

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
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
($ in thousands)	2026	2025	Change	% Change
Net cash provided by (used in):
Operating activities	$(50,896)	$(25,220)	$(25,676)	102%
Investing activities	(3,820)	(96)	(3,724)	3,879%
Financing activities	181,493	(5,693)	187,186	(3,288)%
Net increase (decrease) in cash and cash equivalents	$126,777	$(31,009)	$157,786	(509)%
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2026, was $(50,896) thousand, an increase of $(25,676) thousand from net cash used in operating activities of $(25,220) thousand for the six months ended June 30, 2025. The change in cash used in operations was primarily due to an increase in net loss of $119,817 thousand, a change in non-cash interest expense of $610 thousand, a decrease in change in fair value of warrant liabilities of $4,289 thousand, a change in accounts receivable of $2 thousand, a change in prepaid expenses and other current assets of $712 thousand, and an increase in contract loss provision amortization of $3,345 thousand. These changes are offset by an increase in change in fair value of convertible promissory notes of $87,824 thousand, and changes in accounts payable and accrued expenses of $1,690 thousand and $4,452 thousand, respectively.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2026, was $(3,820) thousand, an increase of $(3,724) thousand from net cash used in investing activities of $(96) thousand for the six months ended June 30, 2025. The change in cash used in investing activities was primarily due to an increase in acquired property and equipment of $3,709 thousand.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2026, was $181,493 thousand, an increase of $187,186 thousand from net cash used in financing activities of $(5,693) thousand for the six months ended June 30, 2025. The change in cash flows provided by financing activities was primarily due to an increase in proceeds from issuance of warrants of $48,195 thousand, proceeds from issuance of Series A Preferred stock in connection with the PIPE of $71,805 thousand, and proceeds from issuance of common stock in connection with the Merger of $26,290 thousand. These changes are offset by an increase in repayments of long-term debt of $27,927 thousand, payment of transaction costs related to the issuance of Series A Preferred Stock in connection with the PIPE of $10,482 thousand, payment of transaction costs related to issuance of common stock in connection with the Merger of $8,528 thousand, and payment of costs directly attributable to the Merger of $2,061 thousand.
Material Cash Requirements for Known Contractual and Other Obligations
As of June 30, 2026, we have no debt obligations, as we paid off the principal amount outstanding of our PGF Loan, our Term Loan (LSA 2021), and our Term Loan (LSA 2024). As of June 30, 2026, restricted cash of $2,570 thousand consists of deposits held at financial institutions that are used to collateralize irrevocable letters of credit required under the Company’s lease agreements.
As of June 30, 2026, and December 31, 2025, our non-cancelable operating lease commitments are $2,190 thousand and $988 thousand, respectively, of which $940 thousand and $657 thousand, respectively, are due in less than one year. Our operating leases relate to our office space, aircraft, motor vehicles, and airport hangar space.
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
There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2026, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 8-K dated and filed with the SEC on March 20, 2026.
Emerging Growth Company Status
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time as we are no longer considered to be an emerging growth company. At times, we may elect to early adopt a new or revised standard.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2026 due to the material weaknesses in our internal control over financial reporting described below.
Previously Reported Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In the course of preparing our consolidated financial statements as of and for the years ended December 31, 2025 and 2024, and the condensed consolidated financial statements for the three months ended March 31, 2026 and June 30, 2026, our management determined that we have material weaknesses and significant deficiencies in our internal controls over financial reporting. These material weaknesses primarily relate to (i) non-routine and complex transactions, (ii) segregation of duties, and (iii) information technology general controls (ITGCs) over logical access to key systems tested supporting financial reporting.

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
Remediation Plan and Status
Management is actively engaged in remediating the material weaknesses described above. The following actions have been taken or are in progress as of the date of this filing:
•Personnel and training: We have hired and continue to hire personnel with public company accounting experience and are providing targeted training on internal control requirements, complex transaction accounting, and financial reporting obligations.
•Control design and implementation: We are implementing additional controls and processes designed to operate at a sufficient level of precision and frequency, and that appropriately evidence the performance of the control, particularly with respect to the accounting and reporting of revenue and non-routine, unusual, or complex transactions.
•Segregation of duties: We have begun to implement processes and controls to better identify and manage segregation of duties risks within our accounting and financial reporting functions.
•Systems and automation: We are evaluating system enhancements to reduce our reliance on manual processes in key areas of our financial close and reporting process.
•External advisor engagement: We have engaged an external advisor to assist with evaluating and documenting the design and operating effectiveness of our internal controls and to assist with remediation of identified deficiencies.
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

Changes in Internal Control Over Financial Reporting
Other than the remediation efforts described above under “Previously Reported Material Weaknesses in Internal Control over Financial Reporting” and “Remediation Plan and Status”, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of business. We are not currently a party to any legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows. See Part I, Item 1 “Financial Statements (Unaudited) – Note 14, Commitments, Contingencies and Indemnifications, in this Quarterly Report, which are incorporated herein by reference.
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
We depend on aircraft manufacturers and other third parties for proprietary technical data, interface specifications, and software necessary to integrate our autonomy systems onto their aircraft, and our access to this information may be limited, delayed, or withdrawn.

Integrating our autonomy software onto a given aircraft platform generally requires access to proprietary information controlled by the aircraft's manufacturer, including interface control documents, avionics and flight control software specifications, wiring and systems data, and in some cases source code or object code for systems our software must interface with. In many cases, a single manufacturer controls all of this information for a given aircraft type, and we have no alternative source for such information. Our ability to obtain this information, and the terms on which we obtain it, are governed by negotiated agreements, government contracting data rights frameworks, or the manufacturer's own discretion, none of which guarantee continued or timely access.

Our access to this data may be limited or withdrawn. Such limitations may occur if a manufacturer views our autonomy capabilities as competitive with its own current or future offerings, if commercial terms cannot be agreed, if a program contract or teaming arrangement terminates or is not renewed, or if the manufacturer becomes unable or unwilling to support integration work for other reasons. Because this data is often subject to export control restrictions (including ITAR and EAR) and, in government programs, to specific technical data rights allocations under DFARS or FAR, our access can also be affected by regulatory determinations outside our control or the manufacturer's control.

If we lose access to this information for any aircraft type on which we depend, we may be unable to complete, certify, maintain, or update our integration for that aircraft, which could delay or terminate programs, require costly and time-consuming redesign or reverse engineering efforts (which may themselves be legally or practically unavailable), and damage our relationships with customers who have selected that aircraft type. Our dependence on a limited number of manufacturers for this access also gives those manufacturers significant leverage over the commercial terms, timing, and scope of our integration work, which could materially adversely affect our business, financial condition, and results of operations.

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

In the course of preparing our consolidated financial statements as of and for the years ended December 31, 2025 and 2024, and the condensed consolidated financial statements for the three months ended March 31, 2026 and June 30, 2026, our management determined that we have material weaknesses and significant deficiencies in our internal controls over financial reporting. These material weaknesses primarily relate to (i) non-routine and complex transactions, (ii) segregation of duties, and (iii) information technology general controls (ITGCs) over logical access to key systems tested supporting financial reporting.

These deficiencies, individually and in the aggregate, could result in a misstatement of one or more account balances or disclosures, potentially leading to a material misstatement to the annual or interim consolidated financial statements which may not be prevented or timely detected and, accordingly, management determined that these control deficiencies constitute material weaknesses.

In order to remediate these material weaknesses, we have taken and plan to take the following actions:

•Personnel and training: We have hired and continue to hire personnel with public company accounting experience and are providing targeted training on internal control requirements, complex transaction accounting, and financial reporting obligations.
•Control design and implementation: We are implementing additional controls and processes designed to operate at a sufficient level of precision and frequency, and that appropriately evidence the performance of the control, particularly with respect to the accounting and reporting of revenue and non-routine, unusual, or complex transactions.
•Segregation of duties: We have begun to implement processes and controls to better identify and manage segregation of duties risks within our accounting and financial reporting functions.
•Systems and automation: We are evaluating system enhancements to reduce our reliance on manual processes in key areas of our financial close and reporting process.
•External advisor engagement: We have engaged an external advisor to assist with evaluating and documenting the design and operating effectiveness of our internal controls and to assist with remediation of identified deficiencies.
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
Other than as disclosed in the Company’s Current Report on Form 8-K filed on April 29, 2026, the Company has not sold equity securities in a transaction that is not registered under the Securities Act during the quarter ended June 30, 2026.
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

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K).

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

10.1†
Securities Purchase Agreement, dated as of April 29, 2026, by and between the Company and the Purchaser (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K (File No. 001-42392) filed April 29, 2026).

10.2
Form of Second Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K (File No. 001-42392) filed April 29, 2026).

10.3	Merlin, Inc. 2026 Incentive Award Plan (incorporated by reference to Exhibit 99.1 filed with the Company’s Registration Statement on Form S-8 (File No. 333-296087) filed May 20, 2026).
10.4
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Merlin, Inc. 2026 Incentive Award Plan (incorporated by reference to Exhibit 99.1.2 filed with the Company’s Registration Statement on Form S-8 (File No. 333-296087) filed May 20, 2026).

10.5	Merlin, Inc. 2026 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 filed with the Company’s Registration Statement on Form S-8 (File No. 333-296087) filed May 20, 2026).
10.6	Merlin, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 filed with the Company’s Registration Statement on Form S-8 (File No. 333-296087) filed May 20, 2026).

10.7
Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 99.3.1 filed with the Company’s Registration Statement on Form S-8 (File No. 333-296087) filed May 20, 2026).

10.8*	Merlin, Inc. Amended & Restated Non-Employee Director Compensation Program.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
† The annexes schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2026	By:	/s/ Matthew George
Matthew George
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Ryan Carrithers
Ryan Carrithers
Chief Financial Officer
(Principal Financial & Accounting Officer)