Form 10-Q
period 2026-09-30
Merlin, Inc.
filed 2026-11-12
CIK 2028707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number: 001-42392
MERLIN, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-1797826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Causeway St, Floor 23, Boston, MA 02114
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 10, 2026, there were 102,418,930 shares of common stock, par value $0.0001 per share, outstanding.

MERLIN, INC.
Form 10-Q
For the Quarter ended September 30, 2026
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
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are neither promises nor guarantees, and are subject to a number of important factors that could cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements, including without limitation: our ability to realize the expected benefits of that certain business combination (the “Business Combination”) pursuant to that certain Business Combination Agreement, dated as of August 13, 2025 (as amended on March 14, 2026, the “Business Combination Agreement”), by and among Inflection Point Acquisition Corp. IV (“Inflection Point”), IPDX Merger Sub, Inc., a Delaware corporation and direct, wholly-owned subsidiary of Inflection Point, and Merlin Labs, Inc., a Delaware corporation; our ability to maintain the listing of our Common Stock on Nasdaq; our public securities’ potential liquidity and trading; our ability to raise financing in the future and to comply with restrictive covenants related to long-term indebtedness; our ability to retain or recruit, or to effect changes required in, our officers, key employees or directors; our reliance upon the efforts of our Board and key personnel to be successful; our limited operating history; expectations regarding the time during which the Company will be an “emerging growth company”; failure to manage our growth effectively; competition from existing or new companies; changes in the market for the Company’s products and services and our ability to effectively compete in the aviation technology industry; unsatisfactory safety performance of our non-human pilot system, Merlin Pilot, or security incidents at our facilities; failure of the market to achieve the growth potential we expect; our customer concentration; our reliance on a limited number of suppliers for certain materials and supplied components; our reliance on proprietary technical data, interface specifications, and software owned or controlled by aircraft manufacturers and other third parties; failure of our products to operate in the expected manner or defects in our products; our history of losses and failure to achieve profitability in the future; counterparty risks on contracts entered into with our customers and failure of our prime contractors to maintain their relationships with their counterparties and fulfill their contractual obligations; failure to comply with laws and regulations relating to various aspects of our business and any changes in the funding levels of various governmental entities with which we do business; failure to protect the confidentiality of our trade secrets and know how; failure to comply with the terms of third-party open source software our systems utilize; our ability to maintain an effective system of internal controls over financial reporting, and remediate existing material weaknesses; the U.S. government’s budget deficit and the national debt, as well as any inability of the U.S. government to complete its budget process for any government fiscal year, and our dependence on U.S. government contracts; failure to comply with U.S. export and import control laws and regulations and U.S. economic sanctions and trade control laws and regulations; uncertain global macro-economic and geopolitical conditions and rising inflation; delays or disruptions from changes in the certification process, potential government shutdowns, budget reductions, and shifting regulatory priorities; and the other factors detailed under the section entitled “Risk Factors” of our final prospectus, dated May 13, 2026, filed with the Securities and Exchange Commission (the “SEC”) on May 13, 2026 and in this Quarterly Report as well as the other information appearing in this report and other filings we make with the SEC, which we advise you to review.

Any forward-looking statements made herein speak only as of the date of this Quarterly Report, and you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or achievements reflected in the forward-looking statements will be achieved or will occur. Except as required by applicable law, we undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report or to conform these statements to actual results or revised expectations. Additionally, certain information we may
ii

disclose (either herein or elsewhere) is informed by the expectations of various stakeholders or third-party frameworks and, as such, may not necessarily be material for purposes of our filings under U.S. federal securities laws, even if we use “material” or similar language in discussing such matters.
GENERAL
Unless the context otherwise requires, all references in this Quarterly Report to “we,” “us,” “our,” “Merlin,” or the “Company” refer to Merlin Labs, Inc. and its subsidiaries prior to the consummation of the Business Combination and after the consummation of the Business Combination, to Merlin, Inc. and its subsidiaries. References to “Quarterly Report” herein refer to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 and references to the “Prospectus” refer to the final prospectus, dated May 13, 2026, filed with the SEC on May 13, 2026.
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
iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MERLIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	As of:
	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$161,444	$59,343
Short-term investments	182	330
Accounts receivable, net	1,197	368
Prepaid expenses and other current assets	4,244	3,328
Capitalized transaction costs (Note 2)	—	7,562
Total current assets	167,067	70,931
Property and equipment, net	14,398	7,108
Operating lease right-of-use assets, net	2,268	979
Restricted cash	2,570	—
Deposits	140	1,564
Total assets	$186,443	$80,582
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,687	$3,154
Accrued expenses	7,450	7,937
Contract loss provision	72	4,173
Operating lease liabilities, current	1,235	657
Long-term debt, current portion, net ($19,175 at fair value and $96 at amortized cost, net as of December 31, 2025) (Note 8)	—	19,271
Convertible promissory notes (Note 8)	—	29,107
Total current liabilities	14,444	64,299
Operating lease liabilities, non-current	1,197	331
Warrant liabilities (Note 9)	26,517	76,766
Long-term debt, non-current portion, net ($12,207 at fair value and $577 at amortized cost, net as of December 31, 2025) (Note 8)	—	12,784
Total liabilities	42,158	154,180
Commitments and contingencies (Note 14)
Series A Preferred Stock: $0.0001 par value; 50,000,000 shares authorized and 18,655,078 shares issued and outstanding as of September 30, 2026 (Note 10)	170,577	—
Redeemable convertible preferred stock	—	—
Stockholders' deficit:
Common stock: $0.0001 par value; 800,000,000 and 138,655,675 shares authorized; 101,693,656 and 69,663,395 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	10	7
Additional paid-in capital	599,760	477,448
Accumulated deficit	(626,062)	(551,053)
Total stockholders' deficit	(26,292)	(73,598)
Total liabilities, mezzanine equity, and stockholders' deficit	$186,443	$80,582
See accompanying notes to unaudited condensed consolidated financial statements.

MERLIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$3,461	$1,924	$6,657	$5,899
Cost of revenue	5,238	3,945	8,967	7,725
Contract loss adjustments	—	—	(2,229)	—
Gross loss	(1,777)	(2,021)	(81)	(1,826)
Operating expenses:
Research and development	14,712	8,164	45,189	21,699
General and administrative	12,944	6,141	42,613	14,467
Selling and marketing	2,040	281	4,138	1,029
Total operating expenses	29,696	14,586	91,940	37,195
Loss from operations	(31,473)	(16,607)	(92,021)	(39,021)
Other (expense) income:
Interest income	1,504	430	3,468	862
Interest expense	—	—	(9)	(2,956)
Other income (expense)	13	18	(183)	(193)
Change in fair value of warrant liabilities	103,620	(683)	104,030	(4,562)
Change in fair value of convertible promissory notes	—	(3,118)	(87,824)	(3,118)
Loss on exchange of warrant liabilities	—	(3,320)	—	(3,320)
Loss on issuance of financial instruments	—	(585)	—	(585)
Loss on extinguishment of long-term debt	—	(2,157)	—	(2,157)
Change in fair value of long-term debt	—	(672)	(2,470)	(672)
Total other income (expense)	105,137	(10,087)	17,012	(16,701)
Income (loss) before provision for income taxes	73,664	(26,694)	(75,009)	(55,722)
Provision for (benefit from) income taxes	(173)	2	—	3
Net income (loss)	$73,837	$(26,696)	$(75,009)	$(55,725)
Series A Preferred Stock dividends and accretion	(8,072)	—	(17,713)	—
Income attributable to participating securities	(28,087)	—	—	—
Series A Preferred Stock deemed dividend on down round	—	—	(60,864)	—
Deemed dividend on exchange of redeemable convertible preferred stock	—	(345,717)	—	(345,717)
Net income (loss) attributable to common stockholders	$37,678	$(372,413)	$(153,586)	$(401,442)
Net income (loss) per share:
Basic	$0.37	$(5.24)	$(1.72)	$(5.66)
Diluted	$0.37	$(5.24)	$(1.72)	$(5.66)
Weighted-average shares outstanding:
Basic	101,217,672	71,045,916	89,253,660	70,986,625
Diluted	103,174,834	71,045,916	89,253,660	70,986,625
See accompanying notes to unaudited condensed consolidated financial statements.

MERLIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT (UNAUDITED)
(in thousands, except share and per share amounts)

	Series A Preferred Stock		Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balances as of December 31, 2024	—	$—	17,696,748	$130,616	5,169,812	$1	$4,009	$(135,532)	$(131,522)
Retroactive application of recapitalization	—	—	(17,696,748)	(130,616)	65,750,960	7	130,609	—	130,616
Adjusted balances as of December 31, 2024*	—	—	—	—	70,920,772	8	134,618	(135,532)	(906)
Exercise of common stock options	—	—	—	—	38,617	—	10	—	10
Stock-based compensation	—	—	—	—	—	—	513	—	513
Net loss	—	—	—	—	—	—	—	(12,733)	(12,733)
Balances as of March 31, 2025	—	$—	—	$—	70,959,389	$8	135,141	$(148,265)	$(13,116)
Exercise of common stock options	—	—	—	—	38,806	—	9	—	9
Stock-based compensation	—	—	—	—	—	—	433	—	433
Net loss	—	—	—	—	—	—	—	(16,296)	(16,296)
Balances as of June 30, 2025	—	$—	—	$—	70,998,195	$8	135,583	$(164,561)	$(28,970)
Exercise of common stock options	—	—	—	—	110,873	—	60	—	60
Stock-based compensation	—	—	—	—	—	—	526	—	526
Deemed dividend on exchange of redeemable convertible preferred stock	—	—	—	—	—	—	340,743	(340,743)	—
Net loss	—	—	—	—	—	—	—	(26,696)	(26,696)
Balances as of September 30, 2025	—	$—	—	$—	71,109,068	$8	476,912	$(532,000)	$(55,080)

Balances as of December 31, 2025	—	$—	17,154,902	$461,963	5,306,250	$1	$15,491	$(551,053)	$(535,561)
Retroactive application of recapitalization	—	—	(17,154,902)	(461,963)	64,357,145	6	461,957	—	461,963
Adjusted balances as of December 31, 2025*	—	—	—	—	69,663,395	7	477,448	(551,053)	(73,598)
Exercise of common stock options	—	—	—	—	406,385	—	226	—	226
Stock-based compensation	—	—	—	—	—	—	1,295	—	1,295
Equity-based payments to non-employees	—	—	—	—	—	—	643	—	643
Issuance of common stock upon exercise of warrants	—	—	—	—	19,623	—	—	—	—
Issuance of redeemable convertible preferred stock upon exercise of warrants	—	—	—	—	701,293	—	6,859	—	6,859
Conversion of Pre-PIPE Bridge and Pre-Funded PIPE Notes to Series A Preferred Stock	9,760,176	116,931	—	—	—	—	—	—	—
Issuance of Series A Preferred Stock in exchange for 2024 LSA Amendment Warrants	490,196	3,745	—	—	—	—	—	—	—
Issuance of Series A Preferred Stock in connection with the PIPE	11,470,590	58,270	—	—	—	—	—	—	—

Issuance of common stock in connection with the Merger	—	—	—	—	13,750,282	1	17,265	—	17,266
Conversion of Series A Preferred Stock to common stock	(3,571)	(30)	—	—	3,579	—	30	—	30
Series A Preferred Stock dividends and accretion	—	1,417	—	—	—	—	(1,417)	—	(1,417)
Net loss	—	—	—	—	—	—	—	(90,419)	(90,419)
Balances as of March 31, 2026	21,717,391	$180,333	—	$—	84,544,557	$8	$502,349	$(641,472)	$(139,115)
Exercise of common stock options	—	—	—	—	702,643	—	1,234	—	1,234
Issuance of shares of common stock from RSU awards	—	—	—	—	43,994	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	4,608	—	4,608
Issuances of shares of common stock to non-employee service providers	—	—	—	—	100,000	—	—	—	—
Equity-based payments to non-employees	—	—	—	—	—	—	109	—	109
Issuance of common stock upon exercise of warrants	—	—	—	—	1,931,425	—	24,482	—	24,482
Conversion of Series A Preferred Stock to common stock	(3,062,313)	(26,052)	—	—	5,269,541	1	26,051	—	26,052
Series A Preferred Stock dividends and accretion	—	8,224	—	—	—	—	(8,224)	—	(8,224)
Issuance of common stock in connection with the May 2026 PIPE	—	—	—	—	8,000,000	1	49,342	—	49,343
Series A Preferred Stock deemed dividend on down round (Note 10)	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(58,427)	(58,427)
Balances as of June 30, 2026	18,655,078	$162,505	—	$—	100,592,160	$10	$599,951	$(699,899)	$(99,938)
Exercise of common stock options	—	—	—	—	893,562	—	1,433	—	1,433
Issuance of shares of common stock from RSU awards	—	—	—	—	211,576	—	—	—	—
Shares of common stock withheld related to net share settlement	—	—	—	—	(3,642)	—	(8)	—	(8)
Stock-based compensation	—	—	—	—	—	—	6,375	—	6,375
Equity-based payments to non-employees	—	—	—	—	—	—	81	—	81
Series A Preferred Stock dividends and accretion	—	8,072	—	—	—	—	(8,072)	—	(8,072)
Net income	—	—	—	—	—	—	—	73,837	73,837
Balances as of September 30, 2026	18,655,078	$170,577	—	$—	101,693,656	$10	$599,760	$(626,062)	$(26,292)
*The shares of the Company's common stock and mezzanine equity have been retrospectively recast to reflect the change in the capital structure as a result of the Merger as described in Note 3, Reverse Recapitalization.
See accompanying notes to unaudited condensed consolidated financial statements.

MERLIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(75,009)	$(55,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,703	1,145
Stock-based compensation	12,278	1,472
Equity-based payments to non-employees	833	—
Amortization of right-of-use assets	871	549
Non-cash interest expense	41	583
Loss (gain) on disposal of property and equipment	11	(2)
Change in fair value of warrant liabilities	(104,030)	4,562
Change in fair value of convertible promissory notes	87,824	3,118
Loss on foreign currency exchange rate	353	196
Contract loss expense accrual	883	1,451
Loss on exchange of warrant liabilities	—	3,320
Loss on issuance of financial instruments	—	585
Loss on extinguishment of long-term debt	—	2,157
Change in fair value of long-term debt	1,514	(21)
Write-off of capitalized transaction costs related to issuance of PIPE Warrants	1,226	—
Change in operating assets and liabilities:
Accounts receivable	(829)	(2,884)
Prepaid expenses and other current assets	(935)	(967)
Capitalized transaction costs	—	(6,365)
Deposits	(259)	2
Accounts payable	2,512	727
Accrued expenses	5,900	5,327
Deferred revenue	—	(112)
Contract loss provision	(4,985)	(1,570)
Operating lease liabilities	(725)	(561)
Net cash used in operating activities	$(70,823)	$(43,013)

Cash flows from investing activities
Additions of property and equipment	$(7,580)	$(286)
Proceeds from sales of property and equipment	—	15
Maturities of short-term investments	148	35
Net cash used in investing activities	$(7,432)	$(236)

Cash flows from financing activities
Proceeds from issuance of warrants in connection with PIPE	$48,195	$—
Proceeds from issuance of Series A Preferred Stock in connection with PIPE	71,805	—
Repayments of long-term debt	(33,639)	(5,712)
Issuance of common stock in connection with the Merger	26,290	—
Payment of transaction costs related to issuance of Series A Preferred Stock in connection with PIPE	(10,482)	—
Payment of transaction costs related to issuance of common stock in connection with the Merger	(8,528)	—
Payment of costs directly attributable to the Merger	(2,061)	—
Proceeds from issuance of common stock in connection with May 2026 PIPE	52,334	—
Proceeds from issuance of warrants in connection with May 2026 PIPE	27,680	—
Payment of transaction costs related to May 2026 PIPE	(4,553)	—
Proceeds from exercise of common stock options	2,893	78
Proceeds from issuance of common stock upon exercise of warrants	12,992	—
Proceeds from issuance of warrants	—	60,743
Proceeds from issuance of convertible promissory notes	—	17,702
Net cash provided by financing activities	$182,926	$72,811

Net increase in cash, cash equivalents, and restricted cash	$104,671	$29,562
Cash, cash equivalents, and restricted cash at beginning of period	59,343	37,195
Cash, cash equivalents, and restricted cash at end of period	$164,014	$66,757
See accompanying notes to unaudited condensed consolidated financial statements.

MERLIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$957	$3,342
Taxes	7	69
Deemed dividend on exchange of redeemable convertible preferred stock	$—	$345,717

Supplemental non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$2,205	$345
Property and equipment obtained for deposits paid in 2025	1,457	—
Issuance of redeemable convertible preferred stock upon exercise of warrants	6,859	—
Conversion of Pre-PIPE Bridge and Pre-Funded PIPE Notes to Series A Preferred Stock	116,931	—
Issuance of Series A Preferred Stock in exchange for 2024 LSA Amendment Warrants	3,745	—
Costs directly attributable to the Merger paid in 2025	2,714	—
Conversion of Series A Preferred Stock to common stock	26,082	—
Series A Preferred Stock dividends and accretion	17,713	—
Series A Preferred Stock deemed dividend on down round	60,864	—
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
Following the closing of the Merger (as defined below), shares of Merlin common stock began trading on The Nasdaq Stock Market LLC under the symbol "MRLN."
Business Combination
On August 13, 2025, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with IPDX Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Merlin Labs, Inc., a Delaware corporation ("Legacy Merlin"). Pursuant to the Business Combination Agreement, Merger Sub merged with and into Legacy Merlin, with Legacy Merlin surviving the transaction as a wholly-owned subsidiary of the Company (the "Merger").
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
On March 13, 2026, as contemplated by the Business Combination Agreement, Inflection Point filed a notice of deregistration with the Cayman Islands Registrar of Companies and filed a certificate of incorporation and certificate of corporate domestication with the Secretary of State of the State of Delaware, pursuant to which Inflection Point was domesticated and continues as a Delaware corporation, changing its name to "Merlin, Inc." (the "Domestication"). Immediately prior to the Domestication, the holders of the Class B ordinary shares of Inflection Point, par value $0.0001 per share, elected to convert such shares on a one-for-one basis into Class A ordinary shares of Inflection Point, par value $0.0001 per share ("Inflection Point Class A Shares"). In connection with the Domestication, (i) each of the then issued and outstanding Inflection Point Class A Shares converted automatically, on a one-for-one basis, into a post-Domestication Inflection Point Class A Share, (ii) each of the then issued and outstanding rights to receive one-tenth (1/10) of one Inflection Point Class A Share upon consummation of an initial business combination of Inflection Point ("Inflection Point Rights") converted automatically into a right to receive one-tenth (1/10) of one post-Domestication Inflection Point Class A Share, and (iii) each of the then issued and outstanding units of Inflection Point containing one Inflection Point Class A Share and one Inflection Point Right ("Inflection Point Units") converted automatically into a unit of post-Domestication Inflection Point containing one post-Domestication Inflection Point Class A Share and one post-Domestication Inflection Point Right.
On March 16, 2026 (the "Closing" or the "Closing Date"), the Company consummated the previously announced Merger and related transactions contemplated by the Business Combination Agreement and Legacy Merlin became a wholly-owned subsidiary of the Company (after the Merger, "Merlin OpCo").
As a result of the Merger, the Company is a holding company in which all of its assets are held by Merlin OpCo and its subsidiaries, and the business continues to operate through Merlin OpCo and its subsidiaries. The Merger is accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). Under this method of accounting, Inflection Point is treated as the acquired company for financial reporting purposes. Accordingly, for accounting purposes, the Merger is treated as the equivalent of Legacy Merlin issuing stock for the net assets of Inflection Point, accompanied by recapitalization. Legacy Merlin has been determined to be the accounting predecessor to the combined Company.

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)
Unless otherwise noted or the context otherwise requires, references to the "Company," "Merlin," "we," "us," or "our" refer to the business of Legacy Merlin and its subsidiaries prior to the Closing and to the business of the Company and its subsidiaries, including Merlin OpCo, MLNL, and MLSC, following the Closing.
Refer to Note 3, Reverse Recapitalization for further information.
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
Since its inception, the Company has primarily operated in the pre-commercialization stage and funded historical losses through debt and equity financings. The Company expects to incur additional net losses while it continues to advance its commercialization efforts and pursue profit-generating revenue contracts with customers, namely, the U.S. government.
During the three months ended September 30, 2026 and 2025, the Company recognized net income of $73,837 and incurred a net loss of $26,696, respectively. During the nine months ended September 30, 2026 and 2025, the Company incurred net losses in the amounts of $75,009 and $55,725, respectively, and generated negative cash flows from operations in the amounts of $70,823 and $43,013, respectively. Additionally, as of September 30, 2026, the Company has an accumulated deficit in the amount of $626,062 and cash and cash equivalents of $161,444.
On March 16, 2026, the Company completed its planned Merger (refer to Note 3, Reverse Recapitalization). In connection with the Merger, the Company issued preferred stock and equity-linked instruments in an additional private investment in public equity ("PIPE") transaction for $120,000 in gross proceeds and the Company's outstanding convertible promissory notes and warrants converted into preferred stock and warrants to purchase common stock of the Company (refer to Note 8, Debt and Note 9, Warrants).
On May 1, 2026, the Company issued 8,000,000 shares of common stock and warrants to purchase 4,000,000 shares of common stock in a PIPE transaction (the "May 2026 PIPE") for $80,000 in gross proceeds (refer to Note 9, Warrants). The warrants issued in connection with the May 2026 PIPE are hereinafter referred to as the "May 2026 PIPE Warrants."

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)

Based on the Company’s liquidity position as of November 12, 2026, the Company's net cash proceeds and debt conversion from the Merger, the Company's proceeds from the May 2026 PIPE, the Company’s current forecast of operating results and cash flows, and the Company's outstanding obligations, the Company determined that its financial condition is sufficient to fund its planned operations, commitments, and contractual obligations for a period of at least one year following the date that these condensed consolidated financial statements are issued.
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
Significant Accounting Policies
The Company’s significant accounting policies are described in the Company’s consolidated financial statements for the years ended December 31, 2025 and 2024 filed with the Company's Current Report on Form 8-K filed March 20, 2026. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the nine months ended September 30, 2026.
Restricted Cash
Restricted cash consists of deposits held at financial institutions that are used to collateralize irrevocable letters of credit required under the Company’s lease agreements. Restricted cash that is expected to be used within one year of the balance sheet date is classified as a current asset, whereas restricted cash expected to be used more than one year from the balance sheet date is classified as a non-current asset. As of September 30, 2026, all restricted cash is non-current.

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash at the end of each respective period as shown in the Company’s condensed consolidated balance sheets:

	As of:
	September 30, 2026	December 31, 2025
Cash and cash equivalents	$161,444	$59,343
Restricted cash	2,570	—
Total Cash, cash equivalents, and restricted cash	$164,014	$59,343
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
During the three months ended September 30, 2026 and 2025, the Company generated $3,461 and $1,924, respectively, in revenue and $6,657 and $5,899 during the nine months ended September 30, 2026 and 2025, respectively, with a significant amount (greater than 90%) of this revenue coming from the U.S. government (refer to Note 4, Revenue Recognition from Contracts with Customers for further information). As of September 30, 2026 and December 31, 2025, accounts receivable from the U.S. government totaled $1,172 and $368, respectively.
Property and Equipment, Net
Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, as follows:

Property and Equipment, net	Estimated Useful Life
Aircraft	11 - 15 years
Aircraft equipment	3 - 8 years
Computer equipment	2 - 3 years
Leasehold improvements	Lesser of the useful life or life of lease
Marketing and display equipment	3 years
Office furniture & equipment	3 - 13 years
Motor vehicles	3 - 4 years
Impairment of Long-Lived Assets
All long-lived assets are reviewed by the Company for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company measures recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of September 30, 2026 and December 31, 2025, the Company determined that there have been no significant events or changes in circumstances that would cause the impairment of any of the Company's long-lived assets.
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
Preferred Stock
The Company evaluates its preferred stock under the classification guidance of ASC 480. The Company’s preferred stock does not require liability classification under ASC 480 and is classified in mezzanine equity as it may be subject to redemption upon the occurrence of an event that is not solely within the control of the Company. Upon issuance, the Company evaluates whether identified embedded derivatives should be bifurcated and accounted for as derivatives at fair value under ASC 815. Preferred stock classified in mezzanine equity is initially recognized as the proceeds received, net of issuance costs and the fair value of any bifurcated derivatives. Any embedded derivatives that meet the criteria for bifurcation and separate accounting are accounted for as a compound derivative recorded at fair value on the date of issuance and on each balance sheet date thereafter, with changes in fair value recorded in the condensed consolidated statements of operations. For preferred stock recognized in mezzanine equity that is probable of becoming redeemable, the Company accretes changes in the redemption amount from the date of issuance to the earliest redemption date using the effective interest method.
Research and Development Costs
The Company enters into research and development agreements with third-parties where the Company is paid for research and development activities. The amounts received under these agreements are recorded as a reduction to research and development expenses in the condensed consolidated statements of operations. The Company recorded no such reduction during the three months ended September 30, 2026 and $150 as a reduction to research and development expense during the three months ended September 30, 2025, and $300 and $300 during the nine months ended September 30, 2026 and 2025, respectively.
Advertising Costs
The Company expenses advertising costs as incurred. During the three months ended September 30, 2026 and 2025, the Company incurred advertising expense in the amounts of $666 and $615, respectively. During the nine months ended September 30, 2026 and 2025, the Company incurred advertising expense in the amounts of $1,838 and $1,113, respectively.

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)
Capitalized Transaction Costs
Capitalized transaction costs primarily consist of legal and accounting costs incurred that were direct and incremental to the Merger. During the nine months ended September 30, 2026, the Company capitalized $2,061 of transaction costs in capitalized transaction costs on the condensed consolidated balance sheets. Upon the completion of the Merger, capitalized transaction costs were netted against the proceeds from the Merger and recorded as an offset to stockholders' deficit.
Earnings (Loss) Per Share
The Company calculates basic and diluted earnings (loss) per share using the two-class method. Under the two-class method, earnings are allocated to common stock and participating securities according to their participation rights in dividends and undistributed earnings. The participating securities do not have a contractual obligation to share in the losses of the Company.
Under the two-class method, basic earnings (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income (loss) attributable to common stockholders is determined by adjusting net loss for the Series A Preferred Stock dividends and accretion, any deemed dividends on preferred stock, and the allocation of undistributed earnings to participating securities (refer to Note 11, Earnings (Loss) Per Share for further information).
Diluted earnings (loss) per share attributable to common stockholders adjusts basic earnings (loss) per share for the potentially dilutive impact of preferred stock, stock options, restricted stock units, common stock warrants, preferred stock warrants, and debt conversion features.
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

3. Reverse Recapitalization
As discussed in Note 1, Organization and Description of Business, Inflection Point, Merger Sub, and Legacy Merlin entered into the Business Combination Agreement on August 13, 2025. In connection with the entrance into the Business Combination and the anticipated Merger, the following transactions occurred prior to the Closing Date:
•In July and August 2025, Legacy Merlin and certain investors entered into the Pre-PIPE Bridge and Pre-Funded PIPE Agreements, pursuant to which Legacy Merlin issued the investors Pre-PIPE Bridge and Pre-Funded PIPE Notes and Warrants. The Pre-PIPE Bridge and Pre-Funded PIPE Notes and Warrants were funded and issued between July and November 2025. Refer to Note 8, Debt and Note 9, Warrants for further information.

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)
•In November 2025, Inflection Point, Legacy Merlin, and certain investors entered into securities purchase agreements ("Series A SPAs") pursuant to which, on the Closing Date, the Company would issue shares of its 12.0% Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") and common stock purchase warrants ("PIPE Warrants") in a PIPE transaction for aggregate gross proceeds of $120,000 (the "Closing PIPE"). The Closing PIPE was funded, and the Series A Preferred Stock and PIPE Warrants were issued, at the Closing. Refer to Note 9, Warrants and Note 10, Mezzanine Equity and Stockholders' Deficit for further information.
In connection with and in contemplation of the Merger, the following events occurred immediately prior to the Closing:
(1)Each convertible security of Legacy Merlin (other than the Pre-PIPE Bridge Notes and Pre-Funded PIPE Notes) automatically converted into full shares of redeemable convertible preferred stock or common stock, as applicable, of Legacy Merlin;
(2)Each of Legacy Merlin's outstanding and unexercised preferred stock warrant liabilities was automatically exercised on a cashless basis or was exchanged for securities issued in the Closing PIPE, based on the applicable terms thereof (refer to Note 9, Warrants);
(3)After giving effect to the conversions and exercises described at (1) and (2) above, each issued and outstanding share of Legacy Merlin's redeemable convertible preferred stock automatically converted into shares of Legacy Merlin common stock; and
(4)Each of Legacy Merlin's outstanding and unexercised common stock warrants (other than the Pre-PIPE Bridge Warrants and Pre-Funded PIPE Warrants) was automatically exercised on a cashless basis.
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
Disaggregated revenues by customer-type were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
U.S. government agencies	$3,437	$1,865	$6,521	$5,776
Commercial and non-U.S. government customers	24	59	136	123
Total	$3,461	$1,924	$6,657	$5,899
Revenues from New Zealand during the three months ended September 30, 2026 and 2025 amounted to $24 and $59, respectively, and $136 and $123 during the nine months ended September 30, 2026 and 2025, respectively.
No revenue recognized during the nine months ended September 30, 2026 and 2025 was related to performance obligations satisfied in prior periods.
Remaining performance obligations
As of September 30, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligations was $421, all of which will be recognized over the next 12 months. Although remaining performance obligations reflect business that is considered to be legally binding, cancellations, deferrals, or scope adjustments may occur. Any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations, and project deferrals are reflected or excluded in the remaining performance obligation balance, as appropriate.

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)
Contract balances
The following table presents contract balances:

	As of:
	September 30, 2026	December 31, 2025	December 31, 2024
Accounts receivable, net	$1,197	$368	$536
Unbilled receivables	$203	$1,570	$—
Deferred revenue	$—	$—	$112
Contract loss provision	$72	$4,173	$5,166
There was no revenue recognized during the nine months ended September 30, 2026 from amounts included in deferred revenue at the beginning of the period. Revenue recognized during the nine months ended September 30, 2025 from amounts included in deferred revenue at the beginning of the period was $112. The decrease in unbilled receivables from December 31, 2025 to September 30, 2026 represents revenue that was previously earned and recognized but was not invoiced until the nine months ended September 30, 2026.
During the nine months ended September 30, 2026 the Company recognized a favorable adjustment to the contract loss provision of $2,229 on the condensed consolidated statement of operations as the result of a revised estimate of total costs to be incurred to deliver on a component of the United States Air Force Special Operations Command (“USSOCOM”) contract. The Company recognized a contract loss provision related to revised estimates of total costs to be incurred to deliver on components of the USSOCOM contract of $381 and $1,451 during the three months ended September 30, 2026 and 2025, respectively, and $883 and $1,451 during the nine months ended September 30, 2026 and 2025, respectively.
The Company amortized $464 and $742 during the three months ended September 30, 2026 and 2025, respectively, and $2,254 and $1,570 during the nine months ended September 30, 2026 and 2025, respectively, of the previously recognized contract loss provision as a reduction to cost of revenue.
As of September 30, 2026 and December 31, 2025, the allowance for credit losses is immaterial to the unaudited condensed consolidated financial statements.
5. Fair Value Measurements
The following table presents assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation as follows:

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$150,347	$—	$—	$150,347
Total Assets	$150,347	$—	$—	$150,347
Liabilities:
Warrant liabilities	$—	$—	$26,517	$26,517
Total Liabilities	$—	$—	$26,517	$26,517

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
Prior to and in contemplation of the anticipated Merger, fair value measurements for warrant liabilities and convertible promissory notes were estimated using a probability-weighted expected return method, considering scenarios in which the Merger does or does not occur. As of the Closing Date, the probability assigned to the scenario in which the Merger occurred was 100%, compared to 85% as of December 31, 2025. In all scenarios, the fair value of Pre-PIPE Bridge and Pre-Funded PIPE Notes and Warrants was determined by calibrating the aggregate fair value of instruments issued, as implied by the probability-weighted expected return method, to the proceeds received in each issuance therefrom in accordance with ASC 825, resulting in a calibrated discount rate of 500.0%.
In the scenario in which the Merger does not occur, the fair value of the 2019 LSA Warrants, 2021 LSA Warrants, and 2024 LSA Warrants was estimated using an option pricing approach embedded within a Monte Carlo simulation. The Monte Carlo simulation simulates the Company's equity value from each respective valuation date to the expected financing event date, incorporating breakpoints at which various equity classes participate in distributions. In the scenario in which the Merger occurs, the fair value of the 2019 LSA Warrants, 2021 LSA Warrants, and 2024 LSA Warrants was estimated using a common stock equivalent method which incorporates the expected capital structure and distribution of proceeds in a public company context and allocated value among the Company's equity classes assuming the Company successfully completes the Merger.
In both scenarios, the fair value of the 2024 LSA Amendment Warrants was estimated using a discounted cash flow method, calculating the present value of future cash flows based on the contractual terms thereof at the calibrated discount rate.
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
As of and prior to December 31, 2025, fair value measurements for the 2024 LSA Loans (refer to Note 8, Debt) were estimated using a discounted cash flow method and a lattice model. The lattice model was used to estimate the fair value measurement impact of various share- and cash-settled redemption features which only apply to a portion of the outstanding principal amount of 2024 LSA Loans and the discounted cash flow method was used to estimate the fair value measurement impact of the principal amount of 2024 LSA Loans not subject to such redemption features. As of the Closing Date, fair value measurements for the 2024 LSA Loans were estimated based on the contractual redemption amount as of the Closing Date.
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
The following relevant assumptions were used in determining the fair value of the PIPE Warrants and May 2026 PIPE Warrants as of September 30, 2026:

September 30, 2026
Remaining term (years) - PIPE Warrants	4.46
Remaining term (years) - May 2026 PIPE Warrants	4.58
Fair value of common stock	$1.88
11-day VWAP	$2.00
Volatility	67.5%
Risk-free rate	5.00%-5.01%
Dividend yield	—%

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)
The Company's fair value measurement activity, using unobservable inputs and associated unrealized gains and losses with respect to warrant liabilities outstanding during the nine months ended September 30, 2026 and 2025 was as follows:

Amount
Fair value as of December 31, 2024	$3,586
Change in fair value of warrants	(46)
Fair value as of March 31, 2025	$3,540
Change in fair value of warrants	3,925
Fair value as of June 30, 2025	$7,465
Issuance of warrants	66,044
Exchange of warrants	(1,769)
Change in fair value of warrants	683
Fair value as of September 30, 2025	$72,423

Amount
Fair value as of December 31, 2025	$76,766
Change in fair value of warrants prior to the Merger	(22,111)
Exercise of warrants prior to the Merger	(6,859)
Exchange of warrants in the Merger	(3,745)
Issuance of warrants in the Merger	48,195
Change in fair value of warrants after the Merger	(4,443)
Fair value as of March 31, 2026	$87,803
Change in fair value of warrants	26,144
Exercise of warrants	(11,490)
Issuance of May 2026 PIPE Warrants	27,680
Fair value as of June 30, 2026	$130,137
Change in fair value of warrants	(103,620)
Fair value as of September 30, 2026	$26,517
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

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)
6. Property and Equipment, net
Property and equipment, net consisted of the following:

	As of:
	September 30, 2026	December 31, 2025
Aircraft equipment	$8,388	$6,166
Aircraft	8,177	4,728
Computer equipment	577	528
Leasehold improvements	2,117	425
Marketing and display equipment	1,578	—
Office furniture & equipment	382	349
Motor vehicles	92	85
Total property and equipment	21,311	12,281
Less: Accumulated depreciation	6,913	5,173
Total property and equipment, net	$14,398	$7,108
Depreciation expense for the three months ended September 30, 2026 and 2025 amounted to $574 and $375, respectively. Depreciation expense for the nine months ended September 30, 2026 and 2025 amounted to $1,703 and $1,145, respectively.
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
On September 4, 2025, the Company entered into a lease agreement for airport hangar and corporate office space in Bedford, MA that has not commenced, therefore no right-of-use asset or lease liability has been recorded. When the lease commences the lease arrangement will have estimated total future payments of $34,247 through September 2035. The lease is expected to commence in 2027. As of September 30, 2026, the premises had not yet been made available to the Company.
In February 2026, the Company entered into a lease agreement to lease office space in Boston, MA. The lease commencement date was March 23, 2026 and the lease term expires on January 31, 2029. The lease is accounted for as an operating lease, and the Company recognized an operating lease right-of-use asset and lease liability of $1,632 at the lease commencement date.
The components of lease expense for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Component	2026	2025	2026	2025
Operating lease expense	$391	$225	$1,059	$671
Short-term lease expense	22	28	227	84
Variable lease expense	3	2	15	2
Total lease expense	$416	$255	$1,301	$757

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)
The weighted average remaining lease term and discount rate for operating leases were as follows:

	As of:
	September 30, 2026	December 31, 2025
Weighted average remaining lease term (in years)	2.35	3.17
Weighted average discount rate	12.58%	13.21%
Future minimum operating lease payments as of September 30, 2026 are as follows:

Years ending December 31:	Amount
2026 (remaining)	$377
2027	1,418
2028	707
2029	78
2030	78
Thereafter	169
Total future minimum lease payments	2,827
Less present value discount	395
Present value of lease liabilities	2,432
Less current portion	1,235
Long-term portion	$1,197
8. Debt
The following table summarizes the Company's outstanding long-term debt as of December 31, 2025:

As of December 31, 2025
2021 LSA Loan	$—
2022 PGF Loan	672
2024 LSA Loans	31,383
Total long-term debt	32,055
Less current maturities of long-term debt	19,271
Total long-term debt, net	$12,784
Following the redemption of the 2022 PGF Loan, the redemption of the 2024 LSA Loans, and the conversions of the Pre-PIPE Bridge and Pre-Funded PIPE Notes in connection with the Merger, the Company did not have any outstanding debt as of September 30, 2026.
2021 LSA
In September 2021, the Company entered into a loan and security agreement with the lender thereto ("2021 LSA") which provided for term loan commitments with a maximum potential borrowing amount of $10,000. The aggregate commitments under the 2021 LSA included (a) a term loan facility in an aggregate principal amount of $3,000 (the "2021 LSA First Tranche"), (b) a delayed draw term loan facility in an aggregate principal amount of $1,000 (the "2021 LSA Second Tranche"), and (c) the lender's commitment to reserve $6,000 for future funding of loans (the "2021 LSA Reserve"). Pursuant to the terms of the 2021 LSA, term loans under 2021 LSA First Tranche were required to be drawn down within five business days following the execution of the 2021 LSA. As a condition precedent to issuing term loans under the 2021 LSA Second Tranche, the Company was required to achieve certain operational milestones and the 2021 LSA Second Tranche expired unused in March 2022. Further, the Company had no enforceable right to obtain term loans under the 2021 LSA Reserve as any binding commitment thereto was subject to the Company and the lender agreeing to enter into a binding commitment to provide funding following the Company's next equity financing round. No amounts

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)
were drawn under the 2021 LSA Reserve. In connection with the execution of the 2021 LSA, the Company issued warrants to purchase the Company's redeemable convertible preferred stock to the lender thereunder ("2021 LSA Warrants").
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
New Zealand Provincial Growth Fund ("PGF") Loan
In July 2022, MLNL entered into a loan agreement ("2022 PGF Agreement") with the New Zealand Ministry of Business, Innovation and Employment (the "Ministry"), securing a convertible loan commitment in an aggregate principal amount of NZD 1,000 ($660 USD at issuance). Under the 2022 PGF Agreement, MLNL received NZD 1,000 ($660 USD at issuance) in aggregate principal amount of convertible debt, referred to as the "2022 PGF Loan". The 2022 PGF Loan bore interest at a fixed rate of 7.47%. Pursuant to the terms of the 2022 PGF Agreement, interest accrued on the 2022 PGF Loan prior to the third anniversary of its issuance was required to be paid in kind on each anniversary of the issuance date. On each subsequent anniversary date until the maturity date of July 21, 2032, the Company was required to make annual payments comprised of (a) equal amortizing payments of 2022 PGF Loan principal and (b) interest accrued during the anniversary year. All amounts due but not yet paid, including all interest paid in kind, were set to become due and payable on the maturity date.
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
2024 LSA
On February 22, 2024, the Company entered into a loan and security agreement (the "2024 LSA") with the lender party thereto, which provided for delayed-draw term loan commitments in an aggregate principal amount of $35,000. The aggregate commitments under the 2024 LSA included (a) a delayed-draw term loan facility in an aggregate principal amount of $12,500 (the "2024 LSA First Tranche"), (b) a delayed-draw term loan facility in an aggregate principal amount of $12,500 (the "2024 LSA Second Tranche"), and (c) a delayed-draw term loan facility in an aggregate principal amount of $10,000 (the "2024 LSA Third Tranche"). As a condition precedent to issuing term loans under the 2024 LSA Third Tranche, the Company achieved certain operational milestones as defined in the 2024 LSA. In connection with the entry into the 2024 LSA, the Company issued warrants to the lender thereunder to purchase the Company's redeemable convertible preferred stock (the "2024 LSA Warrants").
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
Pre-PIPE Bridge
On July 2, 2025, the Company entered into a convertible note purchase agreement (the “Pre-PIPE Bridge Agreement”) with the purchasers party thereto, pursuant to which the Company could issue up to $23,445 in aggregate principal amount of unsecured convertible promissory notes (the “Pre-PIPE Bridge Notes”). Additionally, pursuant to the Pre-PIPE Bridge Agreement, the Company issued common stock warrants (the "Pre-PIPE Bridge Warrants") to the purchasers thereto and, accordingly, the proceeds received in connection with each issuance were allocated between the Pre-PIPE Bridge Notes and Pre-PIPE Bridge Warrants (refer to Note 9, Warrants).
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
Pursuant to the Pre-PIPE Bridge Amendment and the terms of the Business Combination Agreement, in connection with the Closing of the Merger, the unpaid principal amount of Pre-PIPE Bridge Notes, together with accrued unpaid interest thereon, automatically converted into shares of Series A Preferred Stock. Refer to Note 3, Reverse Recapitalization for further information.

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
Additionally, the Pre-Funded PIPE Agreement contained a provision that gave a purchaser thereunder, who was an affiliate of Inflection Point, the right ("Purchaser Right") to require the Company to issue and sell up to $29,412 in aggregate principal amount of additional Pre-Funded PIPE Notes and accompanying Pre-Funded PIPE Warrants ("Purchaser Right Notes"). The Purchaser Right was exercisable at any time prior to December 31, 2025, so long as the Business Combination Agreement was not terminated, and expired unexercised on December 31, 2025. The Purchaser Right was a written call option accounted for initially and subsequently at fair value, with changes in fair value recognized in the condensed consolidated statements of operations. The Purchaser Right had a de minimis fair value as of the execution of the Pre-Funded PIPE Agreement and at its expiration on December 31, 2025.
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
The following table summarizes the warrants to purchase common stock as of September 30, 2026:

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

During the three months ended September 30, 2026 and 2025, the Company recorded a gain of $103,620 and a loss of $683 on the change in fair value of warrant liabilities, respectively. During the nine months ended September 30, 2026 and 2025, the Company recorded a gain of $104,030 and a loss of $4,562 on the change in fair value of warrant liabilities, respectively. Refer to Note 5, Fair Value Measurements for further information.
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

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)
The following table presents the impact of the exchange ratio on Legacy Merlin's redeemable convertible preferred stock, after the exercise of Legacy Merlin warrants to acquire its redeemable convertible preferred stock (refer to Note 9, Warrants), and the issuance of common stock following conversion of the redeemable convertible preferred stock:

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
Common Stock
As of September 30, 2026, the Company had 800,000,000 shares of $0.0001 par value common stock authorized. The voting, dividend and liquidation rights of the common stockholders are subject to, and qualified by, the rights, powers and preferences of the preferred stockholders and as designated by resolution of the Board of Directors. The holders of the common stock are entitled to one vote for each share of common stock held.
As of September 30, 2026, 698,306,344 shares of common stock are reserved for the conversion of Series A Preferred Stock, vesting of restricted stock units, and exercise of stock options, PIPE Warrants, and May 2026 PIPE Warrants.
Series A Preferred Stock
As of September 30, 2026, the Company had authorized 50,000,000 shares of Series A Preferred Stock, $0.0001 par value, each with a stated value of $12.00 ("Stated Value"). As described below, the sum of (i) the Stated Value, (ii) any dividends paid in-kind, and (iii) any cash dividends not yet paid shall be referred to herein as the "Accrued Value."
Shares of the Company's Series A Preferred Stock were issued in connection with the Closing PIPE (refer to Note 3, Reverse Recapitalization), the exchange of 2024 LSA Amendment Warrants (refer to Note 9, Warrants), and the conversion of Pre-PIPE Bridge and Pre-Funded PIPE Notes issued and outstanding as of the Closing Date (refer to Note 8, Debt).
For the nine months ended September 30, 2026, certain holders of Series A Preferred Stock converted 3,065,884 shares of Series A Preferred Stock into 5,273,120 shares of common stock. As of September 30, 2026, 18,655,078 shares of Series A Preferred Stock remained outstanding.
In connection with the May 2026 PIPE, a down round feature of the Series A Preferred Stock was triggered, reducing the per share conversion price from $12.00 to $6.67 and the Company accordingly recognized a deemed dividend of $60,864. Because the Company has an accumulated deficit, the deemed dividend recognized in connection with the triggering of the down round feature does not affect the carrying amounts of the Company's mezzanine equity and stockholders' deficit as the increase in additional paid-in capital is offset with a corresponding decrease in additional paid-in capital, rather than a decrease in accumulated deficit.

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
Conversion
Each share of Series A Preferred Stock is convertible at any time, at the option of the holder, into a whole number of shares of common stock determined by dividing (i) the Accrued Value by (ii) the then-applicable conversion price. The conversion price was initially $12.00, subject to customary adjustments for stock dividends and splits, dilutive issuances of common stock, subsequent rights offerings, pro rata distributions, and fundamental transactions. Additionally, if on the twenty-first (21st) trading day following the date that is six months after the Closing Date, the 20-day volume-weighted average price of common stock is less than the conversion price then in effect, the conversion price shall be reduced to the greater of (i) such volume-weighted average price and (ii) $5.00.
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

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)
11. Earnings (Loss) Per Share
The Company uses the two-class method to calculate basic and diluted earnings (loss) per share. The Company's Series A Preferred Stock, PIPE Warrants, and May 2026 PIPE Warrants are considered participating securities because they entitle holders to participate in dividends to common stockholders, on an as-converted and as-exercised basis, respectively. The participating securities do not have a contractual obligation to share in the losses of the Company. Therefore, net loss is fully attributable to the Company's common stockholders for the nine months ended September 30, 2026 and 2025, and for the three months ended September 30, 2025.
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to the Company's common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to the Company's common stockholders by the weighted-average number of shares after adjusting for potential dilution related to the conversion of all dilutive securities into common stock.
The numerators and denominators of the basic and diluted earnings (loss) per share computations for the Company's common stock were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$73,837	$(26,696)	$(75,009)	$(55,725)
Series A Preferred Stock dividends and accretion	(8,072)	—	(17,713)	—
Income attributable to participating securities	(28,087)	—	—	—
Series A Preferred Stock deemed dividend on down round	—	—	(60,864)	—
Deemed dividend on exchange of redeemable convertible preferred stock	—	(345,717)	—	(345,717)
Net income (loss) attributable to common stockholders	$37,678	$(372,413)	$(153,586)	$(401,442)

Denominator:
Weighted average shares outstanding, basic	101,217,672	71,045,916	89,253,660	70,986,625
Effect of dilutive stock options	1,944,532	—	—	—
Effect of dilutive unvested RSUs	12,630	—	—	—
Weighted average shares outstanding, diluted	103,174,834	71,045,916	89,253,660	70,986,625

Earnings (loss) per share, basic	$0.37	$(5.24)	$(1.72)	$(5.66)
Earnings (loss) per share, diluted	$0.37	$(5.24)	$(1.72)	$(5.66)

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)
The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of September 30,
	2026	2025
Series A Preferred Stock	35,849,579	—
Stock options(1)	7,198,521	7,809,915
Unvested RSUs(1)	4,418,280	—
Warrants exercisable for common stock	40,116,246	25,181
2019 LSA Warrants	—	449,489
2021 LSA Warrants	—	251,805
2024 LSA Conversion Feature	—	663,754
Pre-PIPE Bridge Convertible Notes	—	3,497,049
Pre-Funded PIPE Convertible Notes	—	8,203,748
Purchaser Right Notes	—	3,728,976
Total	87,582,626	24,629,917
(1) For the three months ended September 30, 2026, 5,253,989 options and 4,405,650 unvested RSUs were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. In total, 85,625,464 potential common stock equivalents were excluded from the computation of diluted earnings per share due to their anti-dilutive effect for the three months ended September 30, 2026.
12. Stock-Based Compensation
On October 24, 2018, the Board of Directors adopted the Merlin Labs 2018 Equity Incentive Plan (the "2018 Plan"). Under the terms of the 2018 Plan, incentive stock options ("ISOs") may be granted to employees of the Company and nonqualified stock options or restricted stock awards may be granted to directors, consultants, employees and officers of the Company. As of March 16, 2026, the Company stopped issuing awards under the 2018 Plan.
On March 16, 2026, the Board of Directors adopted the 2026 Incentive Award Plan (the "2026 Plan" and together with the 2018 Plan, the "Plans"). Under the terms of the 2026 Plan, stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash based awards may be granted to directors, consultants, employees, and officers of the Company. ISOs may only be granted to employees and officers employed by the Company. Additionally on March 16, 2026, the Board of Directors adopted the 2026 Employee Stock Purchase Plan (the "ESPP") pursuant to which eligible employees are granted the right to purchase common stock of the Company.

As of September 30, 2026, the Company's authorized common stock includes 42,546,878 shares of common stock reserved for the issuance of awards under the Plans and the ESPP, of which 30,930,077 shares are available for future grants.
Stock Options
The exercise price of ISOs cannot be less than the fair value of the Company's common stock on the date of grant or less than 110% of the fair value in the case of employees holding 10% or more of the voting stock of the Company. The options vest over a period determined by the Board of Directors, generally four years, and expire not more than ten years from the date of grant.

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)
Stock option activity under the 2026 Plan during the nine months ended September 30, 2026 was as follows:

	Number of Options	Weighted Average Exercise Price (Per Share)	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	2,094,080	$5.73		$34,460
Retroactive application of recapitalization	4,400,730	(3.88)
Outstanding at December 31, 2025, as adjusted	6,494,810	1.85		34,460
Granted	3,263,050	7.59
Exercised	(2,002,590)	1.45		9,250
Expired	(397,636)	2.47
Forfeited	(159,113)	4.01
Outstanding at September 30, 2026	7,198,521	4.49	7.56	2,036
Exercisable at September 30, 2026	3,336,522	$1.74	5.64	$2,036
The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2026 and 2025 amounted to $3.80 and $6.17, respectively.
During the nine months ended September 30, 2026 and 2025, option holders of the Company exercised 2,002,590 and 188,296 common stock options, respectively, in exchange for cash proceeds of $2,893 and $78, respectively.
The total intrinsic value of options exercised during the nine months ended September 30, 2026 and 2025 amounted to $9,250 and $827, respectively.
As of September 30, 2026, there is $7,880 of unrecognized compensation expense related to unvested stock option arrangements granted under the 2026 Plan. That cost is expected to be recognized over a weighted average period of 1.11 years.

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

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)
The following table provides the assumptions used in determining the fair value of the stock option awards:

Nine Months Ended September 30,
	2026	2025
Risk-free interest rate	3.89%-4.31%	3.69%-4.06%
Expected dividend yield	—%	—%
Expected volatility	42.25%-56.50%	41.76%-47.48%
Expected life in years	5.00-6.08	5.12-6.06
Fair value of Common Stock	$5.69-$11.73	$3.60-$11.05
Restricted Stock Units
Each restricted stock unit ("RSU") represents the right to receive one share of the Company's common stock upon vesting. RSUs awarded under the 2026 Plan vest in accordance with the vesting schedule set forth in the applicable Grant Notice and are generally subject to forfeiture in the event of termination of employment prior to vesting dates. The Company recognizes stock-based compensation expense for the RSUs equal to the grant date fair value of the awards on a straight-line basis over the requisite service period and recognizes forfeitures as they occur. The fair value of RSUs granted by the Company is equal to the Company's closing stock price on the date of the grant.

RSU activity under the 2026 Plan during the nine months ended September 30, 2026 was as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value
Unvested as of December 31, 2025	—	$—	$—	$—
Granted	4,757,477	6.22
Vested	(255,570)	6.64
Forfeited	(83,627)	6.71
Unvested as of September 30, 2026	4,418,280	$6.18	1.40	$8,306
As of September 30, 2026, there was $22,912 of unrecognized compensation expense related to unvested RSU arrangements granted under the 2026 Plan. That cost is expected to be recognized over a weighted average period of 1.17 years.

During the nine months ended September 30, 2026 and 2025, stock-based compensation expense amounted to $12,278 and $1,472, respectively, which is included in the condensed consolidated statements of operations.

Total stock-based compensation expense as presented within the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$377	$74	$908	$335
Research and development	1,676	373	3,550	913
General and administrative	3,767	79	7,019	212
Selling and marketing	555	—	801	12
Total	$6,375	$526	$12,278	$1,472
During the nine months ended September 30, 2026, the Company granted and issued 100,000 shares of common stock to non-employees, which were valued on the grant date based on the opening price of MRLN.

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)

13. Income Taxes
The Company recorded a benefit from income taxes of $173 and a provision for income taxes of $2 for the three months ended September 30, 2026 and 2025, respectively, yielding effective tax rates of (0.23)% and (0.01)%, respectively.
The Company recorded no provision for income taxes and a provision for income taxes of $3 for the nine months ended September 30, 2026 and 2025, respectively, yielding effective tax rates of 0.00% and (0.01)%, respectively.
The Company is subject to income tax in the U.S. as well as other tax jurisdictions in which it conducts business. The Company's effective tax rates for the nine months ended September 30, 2026 and 2025 differ from the U.S. statutory rate primarily due to the effect of the valuation allowance recorded against the Company's net operating losses.
As of September 30, 2026 and December 31, 2025, the Company had not recognized any liabilities for uncertain tax positions in its unaudited condensed consolidated financial statements. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.
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
In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company's indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. As of September 30, 2026 and December 31, 2025, no amounts have been accrued related to such indemnification provisions.
15. Segment and Geographic Information
The Company operates as a single operating and reportable segment. The CODM uses consolidated net income (loss) to evaluate performance, allocate resources, set incentive compensation targets, and plan for future periods. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets.

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)
The following table presents the significant segment expenses, which were regularly provided to the CODM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$3,461	$1,924	$6,657	$5,899
Significant segment expenses:
Personnel	(20,082)	(7,158)	(47,709)	(21,484)
Travel and entertainment	(1,125)	(665)	(3,165)	(1,795)
Consulting and professional services	(8,478)	(7,048)	(35,412)	(14,166)
Aircraft expense	(679)	(409)	(3,011)	(1,456)
Software	(1,579)	(874)	(4,357)	(2,044)
Facilities	(684)	(582)	(2,279)	(1,377)
Other expenses	(1,817)	(861)	(5,444)	(1,872)
Depreciation	(574)	(375)	(1,703)	(1,145)
Contract loss provision	(381)	(1,451)	(883)	(1,451)
Benefit from contract loss provision	465	742	4,985	1,570
Benefit from research and development agreement	—	150	300	300
Total significant segment expenses	(34,934)	(18,531)	(98,678)	(44,920)
Other segment expenses:
Interest income	1,504	430	3,468	862
Interest expense	—	—	(9)	(2,956)
Other income (expense)	13	18	(183)	(193)
Change in fair value of warrant liabilities	103,620	(683)	104,030	(4,562)
Change in fair value of convertible promissory notes	—	(3,118)	(87,824)	(3,118)
Loss on exchange of warrant liabilities	—	(3,320)	—	(3,320)
Loss on issuance of financial instruments	—	(585)	—	(585)
Loss on extinguishment of long-term debt	—	(2,157)	—	(2,157)
Change in fair value of long-term debt	—	(672)	(2,470)	(672)
Total other segment income (expenses)	105,137	(10,087)	17,012	(16,701)
Income (loss) before provision for income taxes	73,664	(26,694)	(75,009)	(55,722)
Provision for (benefit from) income taxes	(173)	2	—	3
Net income (loss)	$73,837	$(26,696)	$(75,009)	$(55,725)
Property and equipment, net and operating lease right-of-use assets, net by geographic area were as follows:

	As of:
	September 30, 2026	December 31, 2025
United States	$11,932	$4,541
New Zealand	4,734	3,546
Total	$16,666	$8,087
16. Defined Contribution Plan
The Company sponsors a defined contribution plan covering substantially all of its employees who meet certain eligibility requirements. The Company, at the discretion of the Board of Directors, may make contributions to the plan. During the three months ended September 30, 2026 and 2025, the Company made contributions to the plan in the amounts of $51 and

MERLIN, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
(in thousands, except share and per share amounts)
$52, respectively. During the nine months ended September 30, 2026 and 2025, the Company made contributions to the plan in the amounts of $122 and $159, respectively.
17. Subsequent Events
As described in Note 9, Warrants, the strike price of the PIPE Warrants and May 2026 PIPE Warrants is subject to adjustment if, on the twenty-first (21st) trading day following the date that is six months after the Closing Date, the 20-day volume-weighted average price of common stock is less than the exercise price then in effect. Similarly, as described in Note 10, Mezzanine Equity and Stockholders' Deficit, the conversion price of Series A Preferred Stock is subject to adjustment if, on the twenty-first (21st) trading day following the date that is six months after the Closing Date, the 20-day volume-weighted average price of common stock is less than the conversion price then in effect. These adjustment provisions were triggered on October 15, 2026, and accordingly, the strike price of the PIPE Warrants and May 2026 PIPE Warrants and the conversion price of Series A Preferred Stock were each reset to $5.00.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of Merlin's financial condition and results of operations includes information that Merlin’s management believes is relevant to an assessment and understanding of Merlin’s consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements included in this Quarterly Report and our audited financial statements, unaudited pro forma financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” filed as Exhibit 99.1, Exhibit 99.2 and Exhibit 99.3, respectively, to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2026 (the “Super 8-K”). This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Merlin’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report and the section titled “Risk Factors” in our other SEC filings.
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
Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” “Merlin,” or the “Company” refer to Merlin Labs, Inc. and its subsidiaries prior to the consummation of the Business Combination, and after the consummation of the Business Combination, Merlin, Inc. and its subsidiaries.
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
We have grown a team of engineers with deep expertise in autonomy and certified software for both military and civilian applications. We are a prime contractor on an Indefinite Delivery, Indefinite Quantity (“IDIQ”) contract with a ceiling value of up to $105 million. Our certification program includes an issued certification basis and a certification-conformed system with approved military airworthiness plans, underscoring our commitment to delivering reliable and safe autonomous flight solutions.
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
We have been chosen as the sole prime contractor for a $105 million IDIQ contract to integrate autonomous capabilities into the C-130J for the U.S. Air Force, which is the most widely used military transport aircraft globally. This contract covers the initial adaptation of the platform and can be extended to both low-rate and full-rate production for all USSOCOM fixed-wing aircraft.
We plan to deploy the first Merlin Pilot on either commercial or military aircraft within the next three years. We recognized net income of $73,837 thousand and incurred a net loss of $26,696 thousand for the three months ended September 30, 2026 and 2025, respectively. We incurred net losses of $75,009 thousand and $55,725 thousand for the nine months ended September 30, 2026 and 2025, respectively. We expect to continue to generate losses over the next few years as we continue to invest in research and development, expand our facilities and expand the technical capabilities of our engineering function. We expect that our existing cash and cash equivalents will be sufficient to meet our capital expenditure and working capital requirements for a period of at least twelve months from the issuance of this Quarterly Report.
Our Business Model
We intend to deploy a hybrid hardware installation and software integration business model whereby we expect to generate revenue from the sale and installation of Merlin Pilot to flight operators necessary for autonomous flight and from the fees associated with providing software support to such operators. We also expect to generate additional revenue from the sale of ancillary services related to operating a fleet of autonomous aircraft. Below is a summary of each of these revenue streams:
•Merlin Pilot Sale and Installation Fees: The anticipated revenue stream from the sale and installation of Merlin Pilot includes licensing or technology fees for the installation and implementation of our technology on an aircraft. This type of revenue would be earned one time, would be non-recurring and would vary based on the aircraft type. Over time, we expect to be able to scale our engineering and technical installation and implementation capabilities to reduce costs and increase our margins on this type of revenue.
•Software Support Fees: The anticipated revenue stream from software support includes fees generated from providing ongoing technical and operational support to the Merlin Pilot. Under our business model, anticipated software license agreements would typically include a lifetime right of use and would not provide for any support or maintenance to be provided by the Company for the term of the agreement. However, we will offer these services to our customers for additional fees, which we intend to invoice either monthly or annually, depending on the agreement reached with each customer. As such, revenue earned from support and maintenance will be categorized separately from the revenue originally earned in selling and implementing the Merlin Pilot on each aircraft.
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

Key Factors Affecting Our Performance
We believe that our future success and financial performance depend on a number of factors that present significant opportunities for our business, but also pose risks and challenges, including those described below in the section entitled “Risk Factors” in this quarterly report and in our other SEC filings, including the final prospectus filed with the SEC on May 13, 2026.
Our ability to commence and expand commercial operations
We are a development stage company with limited commercial operations to date. As such, our business model is dependent on expanding commercial operations. We currently anticipate commencing ground and flight testing of our Merlin Pilot on the C-130J for the U.S. Air Force within the next year under the IDIQ contract, This, in turn, is dependent upon successful integration testing and aircraft availability. Our team of engineers, developers and other staff is highly motivated and committed to accomplishing these challenges ahead. Failure to successfully integrate the Merlin Pilot in a timely manner could result in us being unable to commercialize our technology on our anticipated timeframe.
We are developing a pipeline of potential customers and partners that we expect will play an integral role in bringing our technology to market. We currently depend on the U.S. government for funding given that it is our single largest customer. If the U.S. government were to stop supporting the initial development of our technology for military aircraft, our ability to commence and expand commercial operations, including across the civilian sector, would be significantly impaired. Additionally, global conflicts, such as the Russia-Ukraine conflict and ongoing conflicts in the Middle East, have created and may continue to create significant global economic uncertainty. While this uncertainty has resulted in a greater need for our technology in the military sector, it may ultimately impact the deployment of our technology across the civilian sector, particularly if it results in a decrease in global travel and airfare.
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

Our ability to expand our product and service offerings
We intend to offer customers a diversified suite of services throughout the life of the autonomous aircraft, beginning when we have successfully installed the Merlin Pilot and it begins to be deployed by our customers. Our suite of services is envisioned to include multifaceted offerings, whereby we intend to provide customers with critical services related to the deployment of our technology across the life of the aircraft. We expect that, as we refine our services offering as it is deployed by the U.S. Air Force, the number of services we offer and the percentage of revenue we generate from our service offerings will continue to grow. We anticipate that our service offering will have high penetration rates across our future clients and will provide consistent, recurring revenues throughout the expected life of an aircraft. If we are unable to expand our product and service offerings, it would adversely affect our business, development timeline, and financial condition.
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

Research and Development
Research and development expenses consist primarily of personnel-related costs for our development team, including salaries, benefits, bonuses, allocated overhead costs, and stock-based compensation expenses. Research and development expenses also include contractor or professional services fees and third-party cloud infrastructure expenses incurred in developing our product offerings. In the near term, we will continue to invest in our product offerings and development capabilities, although these expenses may fluctuate as a percentage of our revenue from period to period. Research and development expense is reduced by amounts received by the Company in connection with research and development agreements with third parties, where the Company is paid for research and development activities.
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
Other Income (Expense)
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
Provision For (Benefit From) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business. We maintain a valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be utilized.

Results of Operations
The following tables set forth our results of operations for the fiscal periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Revenue	$3,461	$1,924	$6,657	$5,899
Cost of revenue	5,238	3,945	8,967	7,725
Contract loss adjustments	—	—	(2,229)	—
Gross loss	(1,777)	(2,021)	(81)	(1,826)
Operating expenses:
Research and development	14,712	8,164	45,189	21,699
General and administrative	12,944	6,141	42,613	14,467
Selling and marketing	2,040	281	4,138	1,029
Total operating expenses	29,696	14,586	91,940	37,195
Loss from operations	(31,473)	(16,607)	(92,021)	(39,021)
Other (expense) income:
Interest income	1,504	430	3,468	862
Interest expense	—	—	(9)	(2,956)
Other income (expense)	13	18	(183)	(193)
Change in fair value of warrant liabilities	103,620	(683)	104,030	(4,562)
Change in fair value of convertible promissory notes	—	(3,118)	(87,824)	(3,118)
Loss on exchange of warrant liabilities	—	(3,320)	—	(3,320)
Loss on issuance of financial instruments	—	(585)	—	(585)
Loss on extinguishment of long-term debt	—	(2,157)	—	(2,157)
Change in fair value of long-term debt	—	(672)	(2,470)	(672)
Total other income (expense)	105,137	(10,087)	17,012	(16,701)
Income (loss) before provision for income taxes	73,664	(26,694)	(75,009)	(55,722)
Provision for (benefit from) income taxes	(173)	2	—	3
Net income (loss)	$73,837	$(26,696)	$(75,009)	$(55,725)

Comparison of the three months ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,
($ in thousands)	2026	2025	Change	% Change
U.S. government agencies	$3,437	$1,865	$1,572	84.3%
Commercial and non-U.S. government customers	24	59	(35)	(59.3)%
Total	$3,461	$1,924	$1,537	79.9%
Revenue for the three months ended September 30, 2026 increased by $1,537 thousand, or 79.9%, to $3,461 thousand compared to $1,924 thousand for the three months ended September 30, 2025. This increase was primarily due to increased activity being performed under a new phase of our USSOCOM contract during the three months ended September 30, 2026.

Cost of Revenue

	Three Months Ended September 30,
($ in thousands)	2026	2025	Change	% Change
Cost of revenue	$5,238	$3,945	$1,293	32.8%
Cost of revenue for the three months ended September 30, 2026 increased by $1,293 thousand, or 32.8%, to $5,238 thousand compared to $3,945 thousand for the three months ended September 30, 2025. This increase was primarily the result of increased direct costs, including subcontractor and consulting costs, an adjustment to the contract loss provision, and indirect allocated expenses incurred related to the delivery on the new phase of our USSOCOM contract that commenced in the three months ended June 30, 2026 and was in the execution phase for the full period for the three months ended September 30, 2026.
Operating Expenses
Research and Development

	Three Months Ended September 30,
($ in thousands)	2026	2025	Change	% Change
Research and development	$14,712	$8,164	$6,548	80.2%
Research and development expenses for the three months ended September 30, 2026 increased by $6,548 thousand, or 80.2%, to $14,712 thousand compared to $8,164 thousand in the three months ended September 30, 2025. This increase was primarily due to an increase in personnel costs from the hiring of new and highly-skilled engineering talent and an increase in consulting and subcontractor costs due to outsourcing to an increased number of subject matter experts identified specifically to solve unique engineering challenges.
General and Administrative

	Three Months Ended September 30,
($ in thousands)	2026	2025	Change	% Change
General and administrative	$12,944	$6,141	$6,803	110.8%
General and administrative expenses for the three months ended September 30, 2026 increased by $6,803 thousand, or 110.8% to $12,944 thousand compared to $6,141 thousand in the three months ended September 30, 2025. This increase was primarily due to an increase in stock-based compensation expense and an increase in other personnel costs. The increase in compensation-related costs was primarily driven by the hiring of management-level personnel in 2026. These increases in compensation-related costs were partially offset by a decrease in outsourced accounting and financial advisory fees as during the three months ended September 30, 2025, we incurred significant professional services fees relating to our preparation for the Merger that were not incurred during the three months ended September 30, 2026.
Selling and Marketing

	Three Months Ended September 30,
($ in thousands)	2026	2025	Change	% Change
Selling and marketing	$2,040	$281	$1,759	626.0%
Selling and marketing expenses for the three months ended September 30, 2026 increased by $1,759 thousand, or 626.0%, to $2,040 thousand compared to $281 thousand in the three months ended September 30, 2025. This increase was primarily due to an increase in stock-based compensation expense and an increase in other personnel costs. The increase in compensation-related costs was primarily driven by the hiring of additional business development personnel during 2026 to support our selling and marketing initiatives. Additionally, marketing-related costs, including advertising, branding, and expenses associated with attending trade shows and conferences, increased as we continue to increase brand awareness in the market and pursue revenue-generating contracts with customers.
Interest Income

	Three Months Ended September 30,
($ in thousands)	2026	2025	Change	% Change
Interest income	$1,504	$430	$1,074	249.8%
Interest income for the three months ended September 30, 2026 increased by $1,074 thousand to $1,504 thousand compared to $430 thousand in the three months ended September 30, 2025, primarily due to higher average cash and cash equivalent balances held in interest bearing money market mutual funds during the three months ended September 30, 2026 due to the receipt of proceeds from the Merger on March 16, 2026 and the May 2026 PIPE.
Change in Fair Value of Warrant Liabilities

	Three Months Ended September 30,
($ in thousands)	2026	2025	Change	% Change
Change in fair value of warrant liabilities	$103,620	$(683)	$104,303	(15,271.3)%
Change in fair value of warrant liabilities for the three months ended September 30, 2026 resulted in a gain of $103,620 thousand compared to a loss of $683 thousand in the three months ended September 30, 2025. The gain of $103,620 thousand recognized during the three months ended September 30, 2026 is due to a decrease in the overall fair value of our warrant liabilities driven by changes in underlying inputs into the valuation model, namely decreases in underlying stock price and the expectation, as of September 30, 2026, that the VWAP strike price reset feature of our warrant liabilities would be triggered in October 2026.
Change in Fair Value of Convertible Promissory Notes

	Three Months Ended September 30,
($ in thousands)	2026	2025	Change	% Change
Change in fair value of convertible promissory notes	$—	$(3,118)	$3,118	—%
Change in fair value of convertible promissory notes for the three months ended September 30, 2026 was zero, compared to a loss of $3,118 thousand for the three months ended September 30, 2025, due to the issuance of convertible promissory notes related to the Pre-PIPE Bridge and the Pre-Funded PIPE during the three months ended September 30, 2025. These instruments converted into equity in connection with the Merger, and were no longer outstanding after March 16, 2026.
Loss On Exchange of Warrant Liabilities

	Three Months Ended September 30,
($ in thousands)	2026	2025	Change	% Change
Loss on exchange of warrant liabilities	$—	$(3,320)	$3,320	—%
Loss on exchange of warrant liabilities for the three months ended September 30, 2026 was zero, compared to a loss of $3,320 thousand for the three months ended September 30, 2025, due to the exchange of 2024 LSA Warrants for Pre-PIPE Bridge Notes and Warrants in August 2025.
Loss On Issuance of Financial Instruments

	Three Months Ended September 30,
($ in thousands)	2026	2025	Change	% Change
Loss on issuance of financial instruments	$—	$(585)	$585	—%
Loss on issuance of financial instruments for the three months ended September 30, 2026 was zero, compared to a loss of $585 thousand for the three months ended September 30, 2025, due to the Company receiving gross proceeds that were less than the fair value of Pre-PIPE Bridge Notes and Warrants issued during the three months ended September 30, 2025.
Loss On Extinguishment of Long-term Debt

	Three Months Ended September 30,
($ in thousands)	2026	2025	Change	% Change
Loss on extinguishment of long-term debt	$—	$(2,157)	$2,157	—%
Loss on extinguishment of long-term debt for the three months ended September 30, 2026 was zero, compared to a loss of $2,157 thousand for the three months ended September 30, 2025, related to the extinguishment of our term loans (2024 LSA).

Change in Fair Value of Long-term Debt

	Three Months Ended September 30,
($ in thousands)	2026	2025	Change	% Change
Change in fair value of long-term debt	$—	$(672)	$672	—%
Change in fair value of long-term debt for the three months ended September 30, 2026 was zero, compared to a loss of $672 thousand for the three months ended September 30, 2025, due to the election of the fair value option for our amended term loans (2024 LSA) during the three months ended September 30, 2025.
Provision For (Benefit From) Income Taxes

	Three Months Ended September 30,
($ in thousands)	2026	2025	Change	% Change
Provision for (benefit from) income taxes	$(173)	$2	$(175)	(8,750.0)%
Benefit from income taxes for the three months ended September 30, 2026 was $173 thousand, compared to a provision for income taxes of $2 thousand for the three months ended September 30, 2025. This change was due to the reversal of the previously recorded foreign income tax provision related to the Merlin Labs NZ Limited entity, as the Company began generating research and development credits that offset its foreign income tax liability during the three months ended September 30, 2026.
Comparison of the nine months ended September 30, 2026 and 2025
Revenue

	Nine Months Ended September 30,
($ in thousands)	2026	2025	Change	% Change
U.S. government agencies	$6,521	$5,776	$745	12.9%
Commercial and non-U.S. government customers	136	123	13	10.6%
Total	$6,657	$5,899	$758	12.8%

Revenue for the nine months ended September 30, 2026 increased by $758 thousand, or 12.8%, to $6,657 thousand compared to $5,899 thousand for the nine months ended September 30, 2025. This increase was primarily due to the commencement of a new phase of work, and a significant amount of additional work being completed thereunder, related to our USSOCOM contract during the nine months ended September 30, 2026.
Cost of Revenue

	Nine Months Ended September 30,
($ in thousands)	2026	2025	Change	% Change
Cost of revenue	$8,967	$7,725	$1,242	16.1%
Cost of revenue for the nine months ended September 30, 2026 increased by $1,242 thousand, or 16.1%, to $8,967 thousand compared to $7,725 thousand for the nine months ended September 30, 2025. This increase was primarily the result of increased direct costs, including subcontractor and consulting costs, and indirect allocated expenses incurred related to the delivery on both historical task orders and the new phase of our USSOCOM contract that commenced in the nine months ended September 30, 2026, which is partially offset by an increased benefit recognized from the contract loss provision, as the related expenses were accelerated and previously recognized in prior periods.
Contract Loss Adjustments

	Nine Months Ended September 30,
($ in thousands)	2026	2025	Change	% Change
Contract loss adjustments	$(2,229)	$—	$(2,229)	—%
Contract loss adjustments for the nine months ended September 30, 2026 increased to $2,229 thousand compared to none for the nine months ended September 30, 2025, due to our revision of the estimate of total internal and subcontractor costs to be incurred in the delivery of a historical phase of the USSOCOM contract which resulted in the recognition of a favorable adjustment to the contract loss provision of $2,229 thousand for the nine months ended September 30, 2026.
Operating Expenses
Research and Development

	Nine Months Ended September 30,
($ in thousands)	2026	2025	Change	% Change
Research and development	$45,189	$21,699	$23,490	108.3%
Research and development expenses for the nine months ended September 30, 2026 increased by $23,490 thousand, or 108.3%, to $45,189 thousand compared to $21,699 thousand in the nine months ended September 30, 2025. This increase was primarily due to an increase in stock-based compensation expense and an increase in other personnel costs from the hiring of new and highly-skilled engineering talent. Additionally, consulting and subcontractor costs increased due to outsourcing to an increased number of subject matter experts identified specifically to solve unique engineering challenges, and equipment and material costs increased during the nine months ended September 30, 2026.
General and Administrative

	Nine Months Ended September 30,
($ in thousands)	2026	2025	Change	% Change
General and administrative	$42,613	$14,467	$28,146	194.6%
General and administrative expenses for the nine months ended September 30, 2026 increased by $28,146 thousand, or 194.6%, to $42,613 thousand compared to $14,467 thousand in the nine months ended September 30, 2025. This increase was primarily due to an increase in stock-based compensation expense and an increase in other personnel costs. The increase in compensation-related costs was primarily driven by the hiring of management-level personnel in 2026.

Additionally, general and administrative expenses increased during the nine months ended September 30, 2026 as we incurred significant costs that were not subject to capitalization related to the consummation of the Merger and thereafter incurred relatively higher other general corporate expenses from operating as a public company.
Selling and Marketing

	Nine Months Ended September 30,
($ in thousands)	2026	2025	Change	% Change
Selling and marketing	$4,138	$1,029	$3,109	302.1%
Selling and marketing expenses for the nine months ended September 30, 2026 increased by $3,109 thousand, or 302.1%, to $4,138 thousand compared to $1,029 thousand in the nine months ended September 30, 2025. This increase was primarily due to an increase in stock-based compensation expense and an increase in other personnel costs. The increase in compensation-related costs was primarily driven by the hiring of additional business development personnel during 2026 to support our selling and marketing initiatives. Additionally, marketing-related costs, including advertising, branding, and expenses associated with attending trade shows and conferences, increased as we continue to increase brand awareness in the market and pursue revenue-generating contracts with customers.
Interest Income

	Nine Months Ended September 30,
($ in thousands)	2026	2025	Change	% Change
Interest income	$3,468	$862	$2,606	302.3%
Interest income for the nine months ended September 30, 2026 increased by $2,606 thousand, or 302.3%, to $3,468 thousand compared to $862 thousand in the nine months ended September 30, 2025, primarily due to higher average cash and cash equivalent balances held in interest bearing money market mutual funds during the nine months ended September 30, 2026 due to the receipt of proceeds from the Merger on March 16, 2026 and the May 2026 PIPE.
Interest Expense

	Nine Months Ended September 30,
($ in thousands)	2026	2025	Change	% Change
Interest expense	$(9)	$(2,956)	$2,947	(99.7)%
Interest expense for the nine months ended September 30, 2026 decreased by $2,947 thousand, or 99.7%, to $9 thousand compared to $2,956 thousand in the nine months ended September 30, 2025, primarily related to the Company's election to recognize our amended term loans (2024 LSA) and related interest costs under the fair value option starting in July 2025 and prior to the Merger, when the amended term loans were prepaid. As a result, $956 thousand of cash interest expense related to the 2024 LSA was recognized as a change in fair value of long-term debt rather than in interest expense during the nine months ended September 30, 2026 prior to prepayment.
Other Income (Expense)

	Nine Months Ended September 30,
($ in thousands)	2026	2025	Change	% Change
Other income (expense)	$(183)	$(193)	$10	(5.2)%
Other expense for the nine months ended September 30, 2026 decreased by $10 thousand, or 5.2%, to $183 thousand compared to $193 thousand in the nine months ended September 30, 2025, primarily driven by the receipt of insurance proceeds, which was partially offset by an increase in foreign currency losses, during the nine months ended September 30, 2026.

Change in Fair Value of Warrant Liabilities

	Nine Months Ended September 30,
($ in thousands)	2026	2025	Change	% Change
Change in fair value of warrant liabilities	$104,030	$(4,562)	$108,592	(2,380.4)%
Change in fair value of warrant liabilities for the nine months ended September 30, 2026 resulted in a gain of $104,030 thousand compared to a loss of $4,562 thousand in the nine months ended September 30, 2025. The gain of $104,030 thousand for the nine months ended September 30, 2026 is primarily comprised of a gain of $103,620 thousand recognized during the three months ended September 30, 2026, related to a decrease in the overall fair value of our warrant liabilities driven by changes in underlying inputs into the valuation model, namely decreases in underlying stock price and an expectation, as of September 30, 2026, that the VWAP strike price reset feature of our warrant liabilities would be triggered in October 2026.
Change in Fair Value of Convertible Promissory Notes

	Nine Months Ended September 30,
($ in thousands)	2026	2025	Change	% Change
Change in fair value of convertible promissory notes	$(87,824)	$(3,118)	$(84,706)	2,716.7%
Loss on change in fair value of convertible promissory notes for the nine months ended September 30, 2026 increased by $84,706 thousand, or 2,716.7%, to $87,824 thousand compared to $3,118 thousand for the nine months ended September 30, 2025. This increase is primarily driven by significant increases in fair value of our convertible promissory notes related to the Pre-PIPE Bridge and the Pre-Funded PIPE immediately prior to conversion thereof in connection with the completion of the Merger on March 16, 2026.
Loss On Exchange of Warrant Liabilities

	Nine Months Ended September 30,
($ in thousands)	2026	2025	Change	% Change
Loss on exchange of warrant liabilities	$—	$(3,320)	$3,320	—%
Loss on exchange of warrant liabilities for the nine months ended September 30, 2026 was zero, compared to a loss of $3,320 thousand for the nine months ended September 30, 2025, due to the exchange of 2024 LSA Warrants for Pre-PIPE Bridge Notes and Warrants in August 2025.
Loss On Issuance of Financial Instruments

	Nine Months Ended September 30,
($ in thousands)	2026	2025	Change	% Change
Loss on issuance of financial instruments	$—	$(585)	$585	—%
Loss on issuance of financial instruments for the nine months ended September 30, 2026 was zero, compared to a loss of $585 thousand for the nine months ended September 30, 2025, due to the Company receiving gross proceeds that were less than the fair value of Pre-PIPE Bridge Notes and Warrants issued during the nine months ended September 30, 2025.
Loss On Extinguishment of Long-term Debt

	Nine Months Ended September 30,
($ in thousands)	2026	2025	Change	% Change
Loss on extinguishment of long-term debt	$—	$(2,157)	$2,157	—%

Loss on extinguishment of long-term debt for the nine months ended September 30, 2026 was zero, compared to a loss of $2,157 thousand for the nine months ended September 30, 2025, related to the extinguishment of our term loans (2024 LSA).

Change in Fair Value of Long-term Debt

	Nine Months Ended September 30,
($ in thousands)	2026	2025	Change	% Change
Change in fair value of long-term debt	$(2,470)	$(672)	$(1,798)	267.6%
Loss on change in fair value of long-term debt for the nine months ended September 30, 2026 increased by $1,798 thousand, or 267.6%, to $2,470 thousand compared to $672 thousand for the nine months ended September 30, 2025, due to the election of the fair value option for our amended term loans (2024 LSA) in July 2025. The increase in the loss on change in fair value of long-term debt is driven by remeasurement of our 2024 LSA Loans, together with interest accrued thereon, prior to the prepayment thereof in connection with the Merger.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. GAAP, we believe that EBITDA and Adjusted EBITDA, non-GAAP financial measures, provide investors with additional useful information in evaluating our performance. We define EBITDA as net income (loss) before interest expense or income, income tax expense or benefit, and depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted for (i) stock-based compensation expense, (ii) equity-based compensation expense for non-employees, (iii) changes in fair value of warrant liabilities, (iv) changes in fair value of financial instruments accounted for at fair value, (v) transaction and merger-related costs, and (vi) other one-time, nonrecurring items. We exclude stock-based compensation expense and equity-based payments to non-employees because they are non-cash charges that can vary significantly based on the timing and size of equity awards. Changes in fair value of warrant liabilities reflect periodic non-cash mark-to-market adjustments that will recur each reporting period as long as warrants remain outstanding and are excluded because they are not reflective of our core operating performance. Changes in fair value of convertible promissory notes and long-term debt relate to instruments that were settled in connection with the Merger and are excluded because they are non-cash and are not expected to recur in future periods. Transaction and merger-related costs are excluded because they relate to specific non-recurring corporate events and are not indicative of our ongoing operating performance.

We believe that each of these non-GAAP financial measures provides useful supplemental information to management and investors in evaluating our operations and, when considered with both our U.S. GAAP results and the reconciliation to net income (loss), the most directly comparable U.S. GAAP financial measure, provides a more complete understanding of our business than could be obtained absent this disclosure. We use these non-GAAP financial measures, together with U.S. GAAP financial measures, such as revenue, gross profit (loss) margins and cash flow from operations, to assess our historical and prospective operating performance, to provide meaningful comparisons of operating performance across periods, to enhance our understanding of our operating performance, and to compare our performance to that of our peers and competitors.
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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable financial measure presented in accordance with U.S. GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Net income (loss)	$73,837	$(26,696)	$(75,009)	$(55,725)
Depreciation	574	375	1,703	1,145
Amortization of right-of-use assets	320	183	871	549
Interest income	(1,504)	(430)	(3,468)	(862)
Interest expense	—	—	9	2,956
Provision for (benefit from) income taxes	(173)	2	—	3
EBITDA	73,054	(26,566)	(75,894)	(51,934)
Stock-based compensation	6,375	526	12,278	1,472
Equity-based payments to non-employees	81	—	833	—
Change in fair value of warrant liabilities	(103,620)	683	(104,030)	4,562
Change in fair value of convertible promissory notes	—	3,118	87,824	3,118
Change in fair value of long-term debt	—	672	2,470	672
Loss on exchange of warrant liabilities	—	3,320	—	3,320
Loss on issuance of financial instruments	—	585	—	585
Loss on extinguishment of long-term debt	—	2,157	—	2,157
Transaction costs	—	1,927	1,236	1,927
Adjusted EBITDA	$(24,110)	$(13,578)	$(75,283)	$(34,121)
Liquidity and Capital Resources
We have incurred operating losses and negative cash flows, primarily from the production of our proprietary Merlin Pilot technology. Certain contracts have become loss-making due to contract costs exceeding the contract price. Concurrently, our expenses have risen due to business growth, increased headcount, expanded corporate functions, higher proposal activity, and increased fees for professional services.
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
Based on our current operating plan, we believe our cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash balances.
Although we do not currently expect to require additional financing to fund our capital requirements, we may seek to access debt and equity markets to provide additional financial flexibility or to fund opportunities beyond our current plan. If we do seek additional funding, our ability to obtain such funding is subject to market conditions, our operating performance, and market perception of our growth. Our capital needs may also vary materially from current plans if, for example, revenues do not meet expectations, or we incur unforeseen expenditures.

On May 1, 2026, the Company issued 8,000,000 shares of common stock and warrants to purchase 4,000,000 shares of common stock in a private placement for aggregate gross proceeds of approximately $80.0 million.
If we require additional capital to respond to growth in the demand for our offering, technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may need to seek additional equity or debt financing, or enter into credit facilities, which could involve shareholder dilution or restrictive operational covenants. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, global events such as international political turmoil, supply chain disruptions, prolonged inflation and rising interest rates have resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
($ in thousands)	2026	2025	Change	% Change
Net cash provided by (used in):
Operating activities	$(70,823)	$(43,013)	$(27,810)	65%
Investing activities	(7,432)	(236)	(7,196)	3,049%
Financing activities	182,926	72,811	110,115	151%
Net increase in cash, cash equivalents, and restricted cash	$104,671	$29,562	$75,109	254%
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2026, was $70,823 thousand, an increase of $27,810 thousand from net cash used in operating activities of $43,013 thousand for the nine months ended September 30, 2025. The change in cash used in operations was primarily due to the recognition of a gain on change in fair value of warrant liabilities of $104,030 thousand during the nine months ended September 30, 2026, an increase in net loss of $19,284 thousand, and a change in contract loss provision of $3,415 thousand. These changes are partially offset by an increase in the loss on change in fair value of convertible promissory notes of $84,706 thousand and an increase in stock-based compensation of $10,806 thousand.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2026, was $7,432 thousand, an increase of $7,196 thousand from net cash used in investing activities of $236 thousand for the nine months ended September 30, 2025. The change in cash used in investing activities was primarily due to an increase in acquired property and equipment of $7,294 thousand.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2026, was $182,926 thousand, an increase of $110,115 thousand from net cash provided by financing activities of $72,811 thousand for the nine months ended September 30, 2025. The change in cash flows provided by financing activities was primarily due to the receipt of proceeds from issuance of warrants of $75,875 thousand in the Closing PIPE and May 2026 PIPE, proceeds from issuance of Series A Preferred Stock in connection with the Closing PIPE of $71,805 thousand, and proceeds from issuance of common stock in connection with the Merger and the May 2026 PIPE of $26,290 thousand and $52,334 thousand, respectively. These changes are offset by an increase in repayments of long-term debt of $27,927 thousand, payment of transaction costs related to the issuance of Series A Preferred Stock in connection with the Closing PIPE of $10,482 thousand, payment of transaction costs related to issuance of common stock in connection with the Merger of $8,528 thousand, and payment of costs directly attributable to the Merger of $2,061 thousand.
Material Cash Requirements for Known Contractual and Other Obligations
As of September 30, 2026, we have no debt obligations, as we paid off the principal amount outstanding of our PGF Loan, our Term Loan (LSA 2021), and our Term Loan (LSA 2024). As of September 30, 2026, restricted cash of $2,570 thousand consists of deposits held at financial institutions that are used to collateralize irrevocable letters of credit required under the Company’s lease agreements.
As of September 30, 2026, and December 31, 2025, our non-cancelable operating lease liabilities were $2,432 thousand and $988 thousand, respectively, of which $1,235 thousand and $657 thousand, respectively, are due in less than one year. Our operating leases relate to our office space, aircraft, motor vehicles, and airport hangar space.

Critical Accounting Estimates
Our condensed consolidated financial statements are prepared in conformity with U.S. GAAP. As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material.
There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2026, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 8-K dated and filed with the SEC on March 20, 2026.
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
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies to our consolidated financial statements in the sections titled “Recently Adopted Accounting Pronouncements” and “Recently Issued Accounting Pronouncements Not Yet Adopted” included elsewhere in this Quarterly Report for a discussion about new accounting pronouncements adopted and not yet adopted as of the date of this report.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2026 due to the material weaknesses in our internal controls over financial reporting described below.

Previously Reported Material Weaknesses in Internal Controls Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
In the course of preparing our consolidated financial statements as of and for the years ended December 31, 2025 and 2024, and the condensed consolidated financial statements for the three months ended March 31, 2026, June 30, 2026 and September 30, 2026, our management determined that we have material weaknesses and significant deficiencies in our internal controls over financial reporting. These material weaknesses primarily relate to (i) non-routine and complex transactions, (ii) segregation of duties, and (iii) information technology general controls (ITGCs) over logical access to key systems tested supporting financial reporting.
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
Remediation Plan and Status
Management is actively engaged in remediating the material weaknesses described above. The following actions have been taken or are in progress as of the date of this filing:
•Personnel and training: We have hired and continue to hire personnel with public company accounting experience and are providing targeted training on internal controls requirements, complex transaction accounting, and financial reporting obligations.
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
The process of designing and maintaining effective internal controls over financial reporting is a continuous effort that requires management to anticipate and react to changes in our business, economic and regulatory environments and to expend significant resources. As we continue to evaluate our internal controls over financial reporting, we may take additional actions to remediate the material weaknesses or modify the remediation actions described above.

While we continue to devote significant time and attention to these remediation efforts, the material weaknesses will not be considered remediated until management completes the design and implementation of the actions described above and the controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are effective.
Changes in Internal Controls Over Financial Reporting
Other than the remediation efforts described above under “Previously Reported Material Weaknesses in Internal Control over Financial Reporting” and “Remediation Plan and Status,” there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of business. We are not currently a party to any legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows. See Part I, Item 1 “Financial Statements (Unaudited) – Note 14, Commitments, Contingencies and Indemnification, in this Quarterly Report, which is incorporated herein by reference.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Quarterly Report and in other documents that we file with the SEC, you should carefully consider the factors described in the section titled “Risk Factors” in our final Prospectus, filed on May 13, 2026. Other than as disclosed below, there have been no material changes to the risk factors described in the Prospectus as so amended and supplemented. If any of the risk factors actually materializes, our business, financial condition and results of operations could be materially adversely affected. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
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
We have identified material weaknesses in our internal controls over financial reporting. If not remediated, or if we experience additional material weaknesses in the future or otherwise fail to maintain effective internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

In the course of preparing our consolidated financial statements as of and for the years ended December 31, 2025 and 2024, and the condensed consolidated financial statements for the three months ended March 31, 2026, June 30, 2026 and September 30, 2026, our management determined that we have material weaknesses and significant deficiencies in our internal controls over financial reporting. These material weaknesses primarily relate to (i) non-routine and complex transactions, (ii) segregation of duties, and (iii) information technology general controls (ITGCs) over logical access to key systems tested supporting financial reporting.

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
We will not be able to fully remediate these material weaknesses until these steps have been completed, have been operating effectively for a sufficient period of time and management has concluded, through testing, that these controls are effective. We were not required to, and did not, perform an evaluation of our internal controls over financial reporting as of December 31, 2025 or any period in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we first report on the effectiveness of our internal controls over financial reporting as required under Section 404 of the Sarbanes-Oxley Act.
If not remediated, these material weaknesses could result in material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If we are unable to assert that our internal controls over financial reporting is effective when required, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources. Our remediation efforts may be complicated by our recent transition to operating as a public company and by the accounting, valuation and disclosure requirements associated with our capital structure, including our Series A Preferred Stock, PIPE Warrants, May 2026 PIPE Warrants and other non-routine transactions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company has not sold equity securities in a transaction that is not registered under the Securities Act during the quarter ended September 30, 2026.
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
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K).

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
2.4
Certificate of Merger of IPDX Merger Sub, Inc. with and into Merlin Labs, Inc. (incorporated by reference to Exhibit 2.4 filed with the Company’s Current Report on Form 8-K (File No. 001-42392) filed March 20, 2026).

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

Date: November 12, 2026	By:	/s/ Matthew George
Matthew George
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Ryan Carrithers
Ryan Carrithers
Chief Financial Officer
(Principal Financial & Accounting Officer)